Form 10-Q
period 1996-06-30
CHARTWELL RE HOLDINGS CORP
filed 1996-08-14
CIK 1012011

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X) QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1996, or
                                                               -------------
( ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13 or 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ____ to _____.

For the Quarter Ended June 30, 1996    Commission file number 0-28188
                      -------------                           -------
                                  -------------

                        Chartwell Re Holdings Corporation
             (Exact name of registrant as specified in its charter)

                                  -------------

           Delaware                                 06-1438493
- -------------------------------                  ------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

     300 Atlantic Street
    Stamford, Connecticut                             06901
    ---------------------                           ----------
(Address of principal executive offices)            (zip code)

                                  -------------

       Registrant's telephone number, including area code (203) 961-7300
                                                          --------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock - $1.00 par value                            100
- ------------------------------                            ---
    Description of Class                            Shares Outstanding
                                                    as of August 9, 1996
                                              (All shares are privately held,
                                              and there is no public market
                                              for the Company's common shares)

                        Chartwell Re Holdings Corporation


                               Index To Form 10-Q

PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements                                           Page
                                                                        ----
   Condensed  Consolidated  Balance Sheets at June 30, 1996
   and December 31, 1995 .............................................   3

   Condensed Consolidated Statements of Operations for the three and
   six month periods ended June 30, 1996 and 1995 ....................   4

   Condensed Consolidated Statements of Cash Flows for the six
   month periods ended June 30, 1996 and 1995 ........................   5

   Notes to Condensed Consolidated Financial Statements ..............   6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............    8

PART II  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K............................   16

Signatures...........................................................   17

  PART I.   FINANCIAL INFORMATION
    ITEM 1 -  Financial Statements

               CHARTWELL RE HOLDINGS CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                    June 30, 1996 December 31,
                                                     (Unaudited)     1995
    ASSETS:                                          -----------   ----------
      Investments:
        Fixed maturities:
          Held for investment (market value
          June 30, 1996, $26,831; December 31,
          1995, $27,965).............................    $31,350       $26,691
          Available for sale (amortized cost
          June 30, 1996, $605,391; December 31,
          1995, $481,175)............................    589,867       489,107
        Other investments............................     30,059        33,837
      Cash and cash equivalents......................     69,483       152,507
                                                          ------       -------
          Total investments and cash.................    720,759       702,142
      Premiums in process of collection..............     89,883        73,620
      Reinsurance recoverable........................    190,238       195,434
      Prepaid reinsurance............................     20,002        18,212
      Deferred income taxes..........................     47,224        39,517
      Deferred policy acquisition costs..............     18,273        18,809
      Deposits ......................................     18,058        17,481
      Other assets...................................     44,118        55,132
                                                          ------        ------
          Total assets............................... $1,148,555    $1,120,347
                                                      ==========    ==========

    LIABILITIES:
      Loss and loss adjustment expenses..............   $736,580      $741,467
      Unearned premiums..............................     83,733        90,573
      Other reinsurance balances.....................     21,373         4,689
      Accrued expenses and other liabilities.........     26,390        20,190
      Long-term debt.................................     68,750        95,000
                                                          ------        ------
          Total liabilities..........................    936,826       951,919
                                                         -------       -------

    COMMON STOCKHOLDERS' EQUITY:
      Common stock, par value $1.00 per share;
      authorized 1,000 shares; shares issued
      and outstanding 100 ...........................
      Additional paid-in capital ....................    217,866       169,320
      Net unrealized appreciation (depreciation)
      of investments ................................    (9,504)         5,219
      Foreign currency translation adjustment........         18             9
      Retained earnings (deficit)....................      3,349       (6,120)
                                                           -----       ------
          Total common stockholder's equity .........    211,729       168,428
                                                         -------       -------
          Total liabilities and stockholder's equity. $1,148,555    $1,120,347
                                                      ==========    ==========


            See notes to condensed consolidated financial statements.

               CHARTWELL RE HOLDINGS CORPORATION AND SUBSIDIARIES
            CHARTWELL RE CORPORATION AND SUBSIDIARIES (Predecessor)
                Condensed Consolidated Statements of Operations
                             (Dollars in Thousands)
                                   (Unaudited)

                                         Three Month Periods Six Month Periods
                                            Ended June 30,     Ended June 30,
                                           1996     1995       1996     1995
                                         -------- --------   -------- --------
                                                (Predecessor)      (Predecessor)
REVENUES:
  Premiums earned......................   $48,961  $28,581  $105,204   $61,367
  Net investment income................    10,657    4,547    21,292     9,368
  Net realized capital gains ..........         0    1,336       921     1,403
  Service and other revenue............     1,754      271     3,226       531
                                            -----      ---     -----       ---
    Total revenues.....................    61,372   34,735   130,643    72,669
                                           ------   ------   -------    ------


LOSSES AND EXPENSES INCURRED:
  Loss and loss adjustment expenses        35,072   20,726    76,014    44,813
  Policy acquisition costs.............    11,769    6,573    25,945    14,245
  Other expenses.......................     4,317    2,733     8,686     5,202
  Interest and amortization............     1,704    1,979     4,051     3,754
                                            -----    -----     -----     -----
    Total losses and expenses incurred.    52,862   32,011   114,696    68,014
                                           ------   ------   -------    ------

Income before income taxes and
   extraordinary item..................     8,510    2,724   15,947      4,655
Income tax.............................     2,459      960    4,603      1,575
                                            -----      ---    -----      -----
Net income before extraordinary item...     6,051    1,764   11,344      3,080
Extraordinary item, net of income tax..     1,874             1,874
                                            -----    -----    -----      -----
Net income.............................    $4,177   $1,764   $9,470     $3,080
                                           ======   ======   ======     ======


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
                                                        Holdings    Corporation
                                                       Corporation (Predecessor)

                                                        Six Month Periods Ended
                                                            1996       1995
                                                        ----------  ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net premiums collected..............................  $98,698     $39,403
    Ceded premiums paid.................................  (37,861)     (2,757)
    Net losses & LAE....................................  (65,098)    (22,555)
    Overhead expenses...................................   (6,654)     (5,467)
    Service and other revenue...........................    3,226         531
    Net income taxes (paid)/recovered...................     (888)       (742)
    Interest received on investments....................   19,663       9,704
    Interest paid.......................................   (4,818)     (3,376)
    Other, net..........................................    3,782        (473)
                                                            -----        ----
        Net cash provided by operating activities.......   10,050      14,268
                                                            -----      ------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from investments sold......................  145,394     141,982
    Proceeds from investments matured or repaid.........   14,055       1,590
    Cost of investments acquired........................ (272,548)    (88,644)
                                                         --------     -------
        Net cash provided by (used in)
           investing activities......................... (113,099)     54,928
                                                         --------      ------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital Contribution from parent....................   48,545
    Redemption of Senior Notes..........................  (28,280)
    Other, net..........................................     (250)       (250)
                                                             ----        ----
        Net cash provided by (used in)
           financing activities ........................   20,015        (250)
                                                           ------        ----

    Effect of exchange rate on cash.....................       10          11
                                                               --          --

  Net increase (decrease) in cash and cash equivalents..  (83,024)     68,957
  Cash and cash equivalents at beginning of year........  152,507      37,005
                                                          -------      ------
  Cash and cash equivalents at end of period............  $69,483    $105,962
                                                          =======    ========

  RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Net income..........................................   $9,470      $3,080
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Extraordinary item ...............................    1,874
      Net realized capital gains........................     (921)     (1,372)
      Deferred policy acquisition costs.................      536        (975)
      Deferred income taxes.............................      872       1,621
      Unpaid loss and loss adjustment expenses..........   (4,886)     20,504
      Unearned premiums.................................   (6,839)      5,123
      Other reinsurance balances........................      152        (373)
      Reinsurance recoverable...........................     (730)      2,105
      Net change in receivables and payables............    7,577     (13,070)
      Other, net........................................    2,945      (2,375)
                                                            -----      ------
        Net cash provided by operating activities.......  $10,050     $14,268
                                                           ======     =======

           See notes to condensed consolidated financial statements.

               CHARTWELL RE HOLDINGS CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim Condensed Consolidated Financial Statements of Chartwell Re Holdings Corporation (Chartwell Holdings or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. These interim statements should be read in conjunction with the 1995 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


NOTE 2 - PUBLIC STOCK OFFERING

         On March 5, 1996, the Company's parent, Chartwell Re Corporation (Chartwell ), completed a public offering of 2,500,000 shares of common stock at $23.00 per share (the "Offering"). The net proceeds to Chartwell were $53.7 million after deduction of underwriting discount and expenses. Of the net proceeds, $48.5 million was contributed to the Company of which $20.0 million was contributed to the statutory surplus of Chartwell Reinsurance Company and $28.5 million was used to retire (the "Redemption") 35% of the Company's outstanding 10.25% Senior Notes due 2004 (the "Senior Notes") plus accrued interest (See Note 3).

         On April 3, 1996, the underwriters exercised the overallotment option for 225,000 shares of common stock and Chartwell received additional net proceeds of $4.8 million from such exercise.


NOTE 3 - SENIOR NOTE REDEMPTION

         On April 8, 1996, the Company redeemed 35% of its outstanding Senior Notes for approximately $28.3 million including the redemption premium. Due to this early extinguishment of debt, the Company recognized an extraordinary loss of $1.9 million net of applicable income taxes of approximately $1.0 million. This extraordinary charge represents the redemption premium and 35% of the remaining original debt issuance costs relating to the Senior Notes.

NOTE 4 - PRO FORMA DATA

         On December 13, 1995, Piedmont Management Company Inc. (PMC) was merged with and into Chartwell (the "Merger"), with Chartwell as the surviving corporation. The Merger has been accounted for under the purchase method of accounting effective December 31, 1995. The results of operations for the six months ended June 30, 1996 include the results of PMC's former subsidiary, The Reinsurance Corporation of New York (RECO).

         The following pro forma consolidated income statement information for the Company for the three and six month periods ended June 30, 1996 assumes the Redemption occurred on January 1, 1995. The information for the three and six month periods ended June 30, 1995 is presented as though both the Merger and Redemption had occurred on January 1, 1995.

                                            (In thousands)
                           Three Month Periods Ended   Six Month Periods Ended
                                June 30,                      June 30,
                             1996       1995              1996       1995
                          --------   --------           --------   --------
                                    (Predecessor)                (Predecessor)
Total revenues           $ 61,372   $ 73,588            $130,643   $147,205
Net income               $  6,091   $  4,753            $ 11,839   $  5,202

         Since all common shares of the Company are owned by Chartwell Re, net income per common share is not considered meaningful and therefore not included.


NOTE 5 - RESERVE INDEMNIFICATION AGREEMENT

         On June 28, 1996, Chartwell received $7.9 million as settlement of the receivable arising from an indemnification agreement (the "Reserve Indemnification") between Chartwell and its former parent, ReliaStar Financial Corporation ("RLR", formerly The NWNL Companies, Inc.). The Reserve Indemnification, which by its terms was scheduled to be settled as of the end of 1996, was settled early by mutual agreement with RLR. The settlement did not affect operating results for the period.

NOTE 6 - NEW ACCOUNTING STANDARD

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income.

ITEM 2 - Management's Discussion and Analysis


               CHARTWELL RE HOLDINGS CORPORATION AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                  June 30, 1996
                                   (Unaudited)

Overview

         The condensed consolidated financial statements include the accounts of Chartwell Re Holdings Corporation (Chartwell Holdings or the "Company") and its principal wholly-owned subsidiaries, Chartwell Reinsurance Company (Chartwell Reinsurance), The Reinsurance Corporation of New York (RECO), and Chartwell Advisers Limited (Chartwell Advisers). Chartwell Reinsurance underwrites treaty reinsurance through reinsurance intermediaries for both property and casualty risks. RECO underwrites a book of select specialty property and casualty insurance underwritten through program administrators. Chartwell Advisers acts as the exclusive Lloyd's adviser to a non-affiliated company formed to underwrite at Lloyd's of London (Lloyd's) through a group of wholly-owned subsidiaries that are limited liability corporate members of certain select Lloyd's syndicates.

         On December 13, 1995, Chartwell Re Corporation (Chartwell), the parent Company of Chartwell Holdings, acquired RECO as a result of the merger of RECO's former parent, Piedmont Management Company Inc. (PMC), with and into Chartwell (the "Merger"), with Chartwell as the surviving corporation. Since the Merger was completed in December, the net income for 1995 as it appears herein, does not include the operations of PMC or RECO.


Results of Operations - Six Months Ended June 30, 1996 Compared With Six Months Ended, June 30, 1995:

                  Revenues: Total revenues for the six months ended June 30, 1996 were $130.6 million, which is $57.9 million or 80% more than the comparable period in 1995. The accompanying table summarizes gross and net premiums written, earned premiums, net investment income, net realized capital gains, service and other revenue and total revenues for the periods indicated:


                                      Six Months Ended June 30,
(in thousands)                          1996            1995
                                       ------         --------
Gross premiums written                $132,467        $ 66,128
                                      ========        ========
Net premiums written                  $ 95,723        $ 64,281
                                      ========        ========
Earned premiums                       $105,204        $ 61,367
Net investment income                   21,292           9,368
Net realized capital gains                 921           1,403
Service and other revenue                3,226             531
                                      --------        --------
Total revenues                        $130,643        $ 72,669
                                      ========        ========

Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the six months ended June 30, 1996 were $132.5 million, an increase of 100% compared to the same period in 1995. The increase in gross premiums written was attributable to business acquired in the Merger and continued growth with existing and new clients in the Regional and Specialty Accounts client segments. Business emanating from the Merger consisted of: (a) a seasoned book of specialty insurance business which is the basis for the Controlled Source Insurance business, the Company's newest client segment; (b) a marine pool which is included with Chartwell's other marine and aviation business in the Regional Accounts client segment; (c) certain of RECO's reinsurance contracts which met Chartwell's underwriting standards and which were renewed in Chartwell Reinsurance and included primarily in Regional and Specialty Accounts client segments; and (d) certain of RECO's reinsurance contracts that were not renewed because they did not meet Chartwell's underwriting standards and which are classified below as "RECO Run-off." In addition, premiums in the Regional Accounts client segment increased because of continuing increases in its book of marine and general aviation business. Specialty Accounts gross premiums written for the six months ended June 30, 1996 increased substantially over the prior year primarily due to continued expansion of existing clients and development of new clients. Global Accounts continues to focus on the international market place rather than the large domestic insurance market place where competition continues to stiffen. The distribution of the Company's gross premiums written among its underwriting client segments was as follows:


                                   Six Months Ended June 30,
                       -------------------------------------------------------
(in thousands)                   1996                       1995
                       ------------------------- -----------------------------
Specialty                            $  42,829                   $   30,210
Global                                  19,952                       21,277
Regional:
   Property & Casualty    13,298                       9,792
   Marine & Aviation      16,556                       4,849
                         -------                     -------
Subtotal Regional                       29,854                      14,641
Controlled Source                       30,974                          -
RECO Run - off                           8,858                          -
                                       -------                    --------
                                     $ 132,467                   $  66,128
                                     =========                   =========

           Net premiums written for the first six months of 1996 were $95.7 million, an increase of $31.4 million or 49% compared to the same period in 1995. The increase in net premiums written was principally attributable to the reasons described above for the increase in gross premiums written. Net premiums earned for the six months ended June 30, 1996 were $105.2 million, an increase of $43.8 million or 71% compared to the same period in 1995. The increase in net premiums earned was principally attributable to premium writings by RECO.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses (LAE) related to the settlement of claims, was $76.0 million for the six months ended June 30, 1996 compared to $44.8 million for the comparable period in 1995. The increase is principally attributable to the increase in earned premiums as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) improved to 72.3% for the six months ended June 30, 1996 from 73.3% recorded for the same period in 1995. The 1.0% improvement in the loss and LAE ratio for the six months ended June 30, 1996, was due to an increase in the amount of proportional business written by the Company, which generally has a lower loss and LAE ratio than excess of loss business, but modestly higher commissions.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $25.9 million for the six months ended June 30, 1996 compared to $14.2 million for the same period in 1995. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) increased to 24.7% from 23.2% in 1995. The increase is due both to the RECO Run-off and to a modestly higher commission structure, as noted above, for proportional business.

         Other Expenses. Other expenses, which include underwriting and administrative expenses, were $8.7 million for the six months ended June 30, 1996 compared to $5.2 million for the same period in 1995. Other expenses (excluding the expenses associated with non-insurance operations) expressed as a percentage of net earned premiums remained steady at 7.6% for the six months ended June 30, 1996 and 1995, with the Company absorbing the transition expenses associated with the integration of RECO. The Company believes that these transition expenses will decrease over the remaining six months of 1996. It should be noted that the comparable ratio for the full year 1995 was 8.0%.

         Net Underwriting Results. The Company incurred an underwriting loss (net premiums earned minus losses, LAE and underwriting expenses, excluding the expenses associated with non- insurance operations) of $4.8 million for the first six months of 1996 as compared to an underwriting loss of $2.4 million for the first six months of 1995. The combined ratio for the first six months of 1996 computed in accordance with generally accepted accounting principles (GAAP) was 104.6% compared to 104.1% for the 1995 period. Although the loss ratio component improved to 72.3% for the 1996 period from 73.3% recorded for the same period in 1995, the expense ratio increased to 32.3% from 30.8% in 1995 for the reasons noted above. On a pro forma basis, as if the Merger occurred on January 1, 1995, the expense ratio decreased to 32.3% compared to 35.3% and the combined ratio decreased to 104.6% compared to 108.1% for 1995.

         Net Investment Income and Net Realized Capital Gains (Losses). Net investment income for the first six months of 1996 was $21.3 million, an increase of $11.9 million, or 127% over the comparable period in 1995. The improvement reflects the increase in invested assets, principally from the Merger, as well as from the net proceeds of Chartwell's public stock offering and subsequent paydown to the Company in the first six months of 1996. In addition, on June 28, 1996, Chartwell received $7.9 million in settlement of a Reserve Indemnification Agreement with ReliaStar Financial Corporation (the "Reserve Indemnification Agreement") which further increased Chartwell's invested asset base. (See Note 5.) The average annual tax equivalent yield on invested assets before investment expenses increased to 6.76% for the first six months of 1996 compared to 6.52% for the same period in 1995.

         The Company realized net capital gains of $0.9 million in the first six months of 1996 compared to $1.4 million for the same period in 1995. The 1996 net capital gains were realized principally to reposition certain sectors of the portfolio and, in particular, to increase the amount of tax-advantaged securities. Trading during the first six months of 1995 was executed principally to modify the portfolio by sector and to capitalize on some opportunities to improve on credit quality without sacrificing yield.

         Service and Other Revenue. Service and other revenue for the first six months of 1996 were $3.2 million, an increase of $2.7 million compared to the same period in 1995. The improvement reflects increases in advisory fee revenues, equity in the earnings of investee companies acquired in the Merger and development of new non-risk revenue sources.

         Interest and Amortization. Interest and amortization expenses were $4.1 million for the first six months of 1996 compared to $3.8 million for the same period in 1995. Interest and amortization on Chartwell Holdings' 10.25% Senior Notes due 2004 (the"Senior Notes") was $3.4 million for the first six months of 1996 and $3.8 million for the comparable period in 1995. The 1996 amount was reduced due to the redemption of 35% of the principal amount of outstanding Senior Notes on April 8, 1996. Interest expense for the first six months of 1996 also includes $0.7 million of interest and amortization expense on a $20.0 million bank facility established on the date of Merger.

         Income Before Income Taxes and Extraordinary Item. Results of operations before income taxes and extraordinary item increased to $15.9 million for the first six months of 1996 from $4.7 million for the same period in 1995. The increase resulted primarily from the increase in earned premiums, the favorable results in loss and loss adjustment expense and in other underwriting expense, and from the increase in net investment income and service and other revenue.

         Income Tax Expense. The provision for Federal income taxes in the first six months of 1996 increased to $4.6 million compared with $1.6 million for the same period in 1995. The effective tax rates were 28.9% and 33.8% for the 1996 and 1995 periods, respectively. The principal factor in the decline below the statutory rate of 35% was the benefit of investments in tax-advantaged securities which increased in the 1996 period.

         Net Income Before Extraordinary Item. Results of operations before extraordinary item increased to $11.3 million in the first six months of 1996 from $3.1 million for the same period in 1995. The most significant factor is increased net investment income and service and other revenue as described above.

         Extraordinary Item, Net of Income Tax. The Company recognized a net after-tax extraordinary expense of $1.9 million in the first six months of 1996 for the write-off of unamortized debt issuance costs and a redemption premium associated with the redemption of 35% of its Senior Notes (See Note 3.)

         Net Income. The Company realized a net profit of $9.5 million in the first six months of 1996 compared with a net profit of $3.1 million for the comparable 1995 period because of the factors discussed above.

Results of Operations - Three Months Ended June 30, 1996 Compared With Three Months Ended June 30, 1995:

         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the three month period ended June 30, 1996 were $63.9 million, an increase of 102% compared to the 1995 period. The increase in gross premiums written was principally attributable to business acquired in the Merger, as described previously. The distribution of the Company's gross premiums written among its underwriting client segments was as follows:


                                   Three Months Ended June 30,
                     ---------------------------------------------------------
(in thousands)               1996                           1995
                     -------------------------  ------------------------------
Specialty                          $  25,744                      $  12,940
Global                                11,441                         10,343
Regional:
   Property & Casualty  5,673                        5,249
   Marine & Aviation    5,855                        3,036
                      -------                     --------
Subtotal Regional                     11,528                          8,285
Controlled Source                     13,797                             -
RECO Run - off                         1,393                             -
                                    --------                      ---------
                                    $ 63,903                      $  31,568
                                   =========                      =========

         Net premiums written for the three months ended June 30, 1996 were $46.0 million, an increase of $15.1 million, or 49% compared to the same period in 1995. The increase in net premiums written was principally attributable to the reasons described earlier in conjunction with the comparison of the results of operations for the six month periods. Net premiums earned for the three months ended June 30, 1996 were $49.0 million, an increase of $20.4 million, or 71% compared to the same period in 1995. The increase in net premiums earned was principally attributable to premium writings by RECO.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses (LAE) related to the settlement of claims, was $35.1 million for the three months ended June 30,1996 compared to $20.7 million for the same period in 1995. The increase is principally attributable to the increase in earned premiums as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) improved to 71.6% for the three months ended June 30, 1996 from 73.2% recorded for the comparable period in 1995. The improvement in the loss and LAE ratio for the three months ended June 30, 1996, was due to an increase in the amount of proportional business written by the Company, which generally has a lower loss and LAE ratio than excess of loss business, but modestly higher commissions.

         Policy Acquisition Costs. Policy acquisition costs, primarily commissions paid to ceding companies and brokerage fees paid to intermediaries less commissions received on business ceded to other reinsurers, were $11.8 million for the three months ended June 30, 1996 compared to $6.6 million for the comparable period in 1995. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) increased to 24.0% from 23.0% in 1995. The increase is due both to the RECO Run-off and to a modestly higher commission structure, as noted above, for proportional business.

         Other Expenses. Other expenses, which include underwriting and administrative expenses, were $4.3 million for the three months ended June 30, 1996 compared to $2.7 million for the comparable period in 1995. Other expenses (excluding the expenses associated with non-insurance operations) expressed as a percentage of net earned premiums decreased to 8.1% from 8.6% in 1995 primarily due to the high growth rate in net premiums earned compared with the growth rate in overhead expenses.

         Net Underwriting Results. The Company incurred an underwriting loss (net premiums earned minus losses, LAE and underwriting expenses, excluding expenses associated with non- insurance operations) of $1.9 million for three months ended June 30, 1996 as compared to an underwriting loss of $1.2 million for the comparable period in 1995. The combined ratio for the three months ended June 30, 1996 period computed in accordance with generally accepted accounting principles (GAAP) was 103.7% compared to 104.8% for the comparable period in 1995. Although the loss ratio component improved to 71.6% for the three months ended June 30, 1996 compared to 73.2% recorded for the same period in 1995, the expense ratio increased to 32.1% from 31.6% in 1995 for the reasons noted above. On a pro forma basis, as if the Merger occurred on January 1, 1995, the loss and loss adjustment expense ratio increased to 71.6% compared to 69.6%, the expense ratio decreased to 32.1% compared to 33.5%, and the combined ratio increased to 103.7% compared to 103.1% for 1995.

         Net Investment Income and Net Realized Capital Gains (Losses). Net investment income for the three months ended June 30, 1996 was $10.7 million, an increase of $6.1 million, or 133% over the comparable period in 1995. The improvement reflects the increase in invested assets, principally from the Merger, from the net proceeds of Chartwell's public stock offering and from continued positive cash flow from operations. In addition, on June 28, 1996, Chartwell received funds in final settlement of the Reserve Indemnification Agreement which further increased Chartwell's invested asset base. (See Note 5.) The average annual tax equivalent yield on invested assets, before investment expenses, increased to 6.83% for the three months ended June 30, 1996 period compared to 6.43% for the comparable period in 1995.

         The Company realized no net capital gains in the three months ended June 30, 1996 compared to $1.3 million for the same period in 1995. Trading during the 1995 period was executed principally to modify the portfolio by sector and to capitalize on opportunities to improve on credit quality without sacrificing yield.

         Service and Other Revenue. Service and other revenue for the three months ended June 30, 1996 period were $1.8 million, an increase of $1.5 million compared to the same period in 1995. The improvement reflects increases in advisory fee revenues, equity in the earnings of investee companies acquired in the Merger and development of new non-risk revenue sources.

         Interest and Amortization. Interest and amortization expenses were $1.7 million for the three months ended June 30, 1996 period compared to $2.0 million in the same period in 1995 . Interest and amortization on the Senior Notes decreased to $1.4 million for the three months ended June 30, 1996 as compared to $2.0 million for the same period in 1995, because of the redemption of 35% of the principal amount of the Senior Notes on April 8, 1996. Interest expense for 1996 also includes $0.3 million of interest and amortization on a $20.0 million bank facility established on the date of Merger.

         Income Before Income Taxes and Extraordinary Item. Results of operations before income taxes and extraordinary item increased to $8.5 million for the three months ended June 30, 1996 from $2.7 million in the same period in 1995. The increase resulted primarily from the increase in earned premiums, the favorable results in both loss and loss adjustment expense and in other underwriting expense, and the increase in both net investment income and service and other revenues.

         Income Tax Expense. The provision for Federal income taxes in 1996 increased to $2.5 million compared with $1.0 million in 1995. The effective tax rates were 28.9% and 35.2% for the 1996 and 1995 periods, respectively. The principal factor in the decline below the statutory rate of 35% was the benefit of investments in tax-advantaged securities which increased in the 1996 period.

         Net Income Before Extraordinary Item. Results of operations before extraordinary items increased to $6.1 million for the three months ended June 30, 1996 from $1.8 million in the comparable 1995 period. The most significant factor is increased net investment income and increased service and other revenue as described above.

         Extraordinary Item, Net of Income Tax. The Company recognized a net after-tax extraordinary expense of $1.9 million in the three months ended June 30, 1996 for the write-off of unamortized debt issuance costs and redemption premium associated with its Senior Notes Redemption.

         Net Income. The Company realized a $4.2 million net profit for the three months ended June 30, 1996 compared to $1.8 million in the same period in 1995 because of the factors discussed above.

Liquidity and Capital Resources:

           As a holding company, Chartwell Holdings' assets consist primarily of the stock of its direct subsidiaries, Chartwell Reinsurance and Chartwell
Advisers and its indirect subsidiary, RECO. Chartwell Holdings' cash flow therefore depends largely on dividends and tax sharing payments from Chartwell Reinsurance. Chartwell Reinsurance's sources of funds consist primarily of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, which primarily consist of fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses. Chartwell Reinsurance's ability to pay cash dividends to the Company is restricted by law or subject to approval of the insurance regulatory authority of Minnesota, Chartwell Reinsurance's state of domicile. The Minnesota authority recognizes only statutory accounting practices for the ability of an insurer to pay dividends to its shareholders.

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

           In addition to the sources of funds described above, financing activities have also been a source of liquidity for Chartwell Holdings' and its subsidiaries. On March 5, 1996, Chartwell completed a public offering of 2,500,000 shares of common stock at $23.00 per share. The net proceeds to Chartwell were $53.7 million after deduction of underwriting discount and expenses. Of the net proceeds, $48.5 million was contributed to Chartwell Holdings of which $20.0 million was contributed to the statutory surplus of Chartwell Reinsurance and $28.5 million was used to retire 35% of its outstanding 10.25% Senior Notes due 2004 plus accrued interest (See Note 3). This redemption reduced Chartwell Holdings' annual expense for interest and amortization of debt issuance costs under the Senior Notes by $2.8 million per year. As a result of the offering, Standard & Poor's improved its rating with respect to the Senior Notes to BBB- from BB and Moody's improved its rating to Ba1 from Ba2.

         At June 30, 1996, the carrying value of total investments, including cash and cash equivalents, increased by $18.7 million, or 2.7%, to $720.8 million compared to $702.1 million at December 31, 1995. The primary reasons for the increase were the net cash acquired in the public offering and subsequent paydown to Chartwell Holdings of $48.5 million, positive cash flow from operations of $10.1 million, cash flow from the settlement of certain December 31, 1995 securities sales of $10.9 million and cash from the settlement of the Reserve Indemnification Agreement of $7.9 million, offset by $28.5 million for the retirement of 35% of the Company's Senior Notes plus accrued interest and the decline in the market value of the investment portfolio. At June 30, 1996, 96% of Chartwell Holdings total investments (including cash and cash equivalents) consisted of fixed income securities, of which 99% were rated "A" or better (or "A-1" for commercial paper) by Moody's. The Company's fixed income securities portfolio at June 30, 1996 was comprised primarily of U.S. Treasury and government agency mortgage pass-through securities, and corporate and municipal bonds.

         Stockholder's equity increased 26% to $211.7 million at June 30, 1996, compared to $168.4 million at December 31, 1995 primarily as a result of Chartwell's public common stock offering described above. Chartwell Holdings' ratio of long-term debt to total capitalization was 24.5% as of June 30, 1996, down from 36.1% at December 31, 1995.

         Statutory surplus of Chartwell Reinsurance increased $34.9 million to $223.0 million, and the statutory surplus of RECO increased $12.8 million to $88.3 million, both compared to amounts at December 31, 1995. Chartwell Reinsurance and RECO, the Company's principal operating subsidiaries, are rated A (Excellent) and A- (Excellent), respectively, by A.M. Best Company and both companies are assigned an A- claims paying ability rating by Standard & Poor's.

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


Dated:  August 14, 1996