Form 10-K405
period 1996-12-31
CHARTWELL RE HOLDINGS CORP
filed 1997-03-31
CIK 1012011

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended December 31, 1996

                                       OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the Transition period from            to

                        ---------------------------------
                           Commission file no. 0-28188
                        ---------------------------------

                        Chartwell Re Holdings Corporation
             (Exact name of registrant as specified in its charter)

                              ---------------------

           DELAWARE                                              06-1438493
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       Four Stamford Plaza, 107 Elm Street
                        Stamford, Connecticut 06912-0043
              (Address of principal executive offices and zip code)

                                 ---------------
       Registrant's telephone number, including area code: (203) 705-2500
        Securities registered pursuant to Section 12(b) of the Act: None
        Securities registered pursuant to Section 12(g) of the Act: None
                                (Title of class)

                                 _______________
                                (Title of class)

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       Documents Incorporated by Reference

                                 ---------------

      The Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

================================================================================

================================================================================

                        CHARTWELL RE HOLDINGS CORPORATION
                                TABLE OF CONTENTS

                                                                           Page
         Item                                                             Number
         ----                                                             ------
PART I
     1.  Business............................................................  1
     2.  Properties.......................................................... 21
     3.  Legal Proceedings................................................... 21
     4.  Submission of Matters to a Vote of Security Holders................. 21

PART II
     5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters................................................. 21
     6.  Selected Financial Data............................................. 21
     7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 21
     8.  Financial Statements and Supplementary Data......................... 30
     9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures................................ 31

PART III
     10. Directors and Executive Officers of the Registrant.................. 31
     11. Executive Compensation.............................................. 31
     12. Security Ownership of Certain Beneficial Owners
         and Management...................................................... 31
     13. Certain Relationships and Related Transactions...................... 31

PART IV
     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.... 31

                                     PART I

Item 1. Business
Overview

         Chartwell Re Holdings Corporation ("Chartwell" or the "Company") is a wholly-owned subsidiary of Chartwell Re Corporation ("Chartwell Re"). Chartwell was formed in 1995 to act as an intermediate holding company for Chartwell Re and, as such, it conducts business through its four principal operating subsidiaries, Chartwell Reinsurance Company ("Chartwell Reinsurance"), The Insurance Corporation of New York ("INSCORP") (formerly, The Reinsurance Corporation of New York), Chartwell Advisers Limited ("Chartwell Advisers") and its recently acquired Lloyd's of London ("Lloyds") managing agency, Archer Managing Agents Limited ("Archer"). Chartwell Reinsurance was founded in 1979 as a wholly-owned subsidiary of Northwestern National Life Insurance Company ("NWNL") and, in March of 1992, was acquired (the "1992 Acquisition") by an acquisition group including members of Chartwell's senior management.

         Chartwell Reinsurance underwrites treaty reinsurance through reinsurance brokers for casualty and, to a lesser extent, property risks. INSCORP, under previous ownership, had historically been engaged in underwriting reinsurance business; however, in recent years it had begun to develop a book of select specialty property and casualty insurance underwritten through program administrators. Since acquiring INSCORP in December 1995, Chartwell has enhanced and developed INSCORP's book of specialty insurance business and renewed select portions of INSCORP's reinsurance business through Chartwell Reinsurance. For the year ended December 31, 1996, over 75% of the combined gross premiums written by Chartwell and INSCORP constituted reinsurance.

         Chartwell Advisers acts as the exclusive advisor for syndicate selection to New London Capital plc, a non-affiliated publicly traded company formed to underwrite at Lloyd's through a group of wholly-owned subsidiaries which are limited liability corporate members at Lloyd's.

         Chartwell's other subsidiaries include Drayton Company Limited ("Drayton") and Dakota Specialty Insurance Company ("Dakota"). Drayton, which was acquired by Chartwell Re in 1995, is a Bermuda-domiciled insurer which is not currently writing new business. Chartwell Re is managing the resolution of Drayton's remaining claims and assets in a controlled winding-up (or "run-off") of Drayton's old business. Dakota is a newly-formed, indirect wholly-owned subsidiary of Chartwell, which will be the company's non admitted entity writing surplus lines business.

         As of December 31, 1996, Chartwell had total assets of approximately $1.2 billion and stockholder's equity of $232.0 million. Chartwell Reinsurance and INSCORP are rated "A" (Excellent) and "A-" (Excellent), respectively, by A.M. Best Company, Inc. ("A.M. Best"), an independent rating entity serving the insurance industry. In addition, both companies are assigned an A- claims paying ability rating by Standard & Poor's Insurance Rating Services.

         In November, 1996, Chartwell Holdings Limited ("Holdings Limited"), a newly-formed, indirect wholly-owned subsidiary of Chartwell, acquired (the "Acquisition") Archer Group Holdings plc ("Archer Holdings") via a cash tender offer for all of the outstanding ordinary shares of Archer Holdings (the "Archer Shares"). Archer Holdings was publicly traded on the London Stock Exchange prior to the Acquisition and is the parent company of Archer. The largest part of Archer revenue is derived from fee-based revenue on capacity managed and profit commissions on syndicate results. Archer is one of the largest managing agencies in the Lloyd's marketplace with approximately 4% of Lloyd's total underwriting capacity for the 1997 year of account. Archer manages a group of 10 Lloyd's syndicates (six non-marine, one marine, one aviation, one motor and one life) with 1997 capacity of approximately (pound)380 million. Approximately 76% of Archer syndicates' 1997 premium volume will be derived from non-U.S. sources. Approximately 52.1% of the 1997 capacity is supplied by corporate capital.

         The aggregate consideration paid to complete the Acquisition was $60.3 million based on the exchange rates in effect at the time of the cash outlay. The Acquisition included a Loan Note alternative whereby stockholders of Archer Holdings could elect to receive a (pound)1 Loan Note for each (pound)1 of cash consideration. The aggregate amount of Loan Notes issued in connection with the consummation of the Acquisition was $9.4 million (denominated in Pounds Sterling). The Loan Notes are guaranteed by First Union National Bank of North Carolina ("First Union"), pay interest semi-annually at the rate per annum calculated as one percent below the Sterling London Interbank Offered Rate ("LIBOR") and will mature in June, 2002.

         The purchase price for the Archer Shares was funded from Chartwell's existing resources and from a new credit facility with First Union, as agent. The credit facility provides for a term loan in two tranches, A & B, of $30.0 million principal amount and $22.0 million (denominated in Pounds Sterling) principal amount, respectively, (the "First Union Loans") and a $25.0 million (subsequently increased to $35.0 million) principal amount revolving credit facility (the "First Union Revolver" and collectively with the First Union Loans, the "New Credit Facilities"). Chartwell used $20.0 million of the First Union Loans to repay all outstanding borrowings under a credit agreement (the "Fleet Loan") between Chartwell and Fleet National Bank of Connecticut ("Fleet"). Portions of the remainder of the First Union Loans were drawn down in cash by Chartwell and contributed to Holdings Limited for the purchase of Archer Shares, and portions were utilized in the form of bank guarantees of the obligations of Holdings Limited under the Loan Notes. The First Union Revolver replaced Chartwell's $10.0 million revolving credit facility from Fleet (the "Fleet Revolver") (under which no borrowings were outstanding). The First Union Revolver may be used to provide additional Loan Note guarantees, to support underwriting at Lloyd's by Chartwell's subsidiaries or for other general corporate purposes. All obligations of Chartwell under the New Credit Facilities are guaranteed by Chartwell Re. For additional information on the financing of the Acquisition, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         INSCORP was acquired by Chartwell as a result of the merger of INSCORP's former parent, Piedmont Management Company Inc. ("Piedmont"), with and into Chartwell Re with Chartwell Re as the surviving corporation (the "Merger"). The Merger was completed in December, 1995 pursuant to an Agreement and Plan of Merger between Chartwell Re and Piedmont (the "Merger Agreement"). Upon consummation of the Merger, Chartwell Re assumed all of Piedmont's obligations under its Contingent Interest Notes due 2006 (the "CI Notes") which were issued by Piedmont to its stockholders just prior to the Merger. Further, as of the effective date of the Merger, Chartwell Re refinanced Piedmont's existing bank debt with the Fleet Loan. As described above in connection with the Acquisition, the Fleet Loan was repaid in full using a portion of the money borrowed under the First Union Loans.

          As a result of the Acquisition and related transactions, the current corporate structure of Chartwell, its parent and its subsidiaries is as follows:

                                     [CHART]

Corporate Strategy

         The corporate strategy of Chartwell Re, Chartwell's parent company, is to achieve profitable growth through (i) expansion, (ii) diversity, (iii) globalization and (iv) stability.

         Chartwell Re regularly evaluates additional opportunities for the acquisition of books of business or of reinsurance or specialty insurance companies as going concerns, for business combinations with other reinsurance or insurance concerns, for the provision of insurance related advisory services to third parties and the expansion of its portfolio of fee-based revenue sources. There can be no assurance, however, that any suitable business opportunities will arise.

Property and Casualty Reinsurance

         Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, for all or a portion of the insurance risks underwritten by the ceding company under one or more insurance policies. Reinsurance can benefit a ceding company in a number of ways, including reducing net liability exposure on individual risks, providing catastrophe protection from large or multiple losses, stabilizing financial results and assisting in maintaining acceptable operating leverage ratios. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and underwrite a greater number of risks without a corresponding increase in its capital and surplus.

         Reinsurance is contracted either through treaties or facultative certificates. A reinsurance treaty is an agreement whereby the ceding company is obligated to cede, and the reinsurer is obligated to assume, a specified portion or category of risk under all qualifying policies issued by the ceding company during the term of the treaty. Facultative reinsurance arrangements are separately negotiated for each insurance policy to be reinsured and result in a facultative certificate under which the ceding company cedes, and the reinsurer assumes, all or part of the risk under a specific insurance policy. Facultative reinsurance is normally purchased by insurance companies for individual risks not covered under reinsurance treaties or for amounts in excess of limits on risks covered under reinsurance treaties. In the underwriting of treaty reinsurance, the reinsurer does not evaluate each individual risk assumed, as it must in the underwriting of facultative reinsurance, and generally accepts the original underwriting decisions made by the ceding insurer.

         Both treaty and facultative reinsurance can be written on either a pro rata (also known as quota share or proportional) or excess of loss basis. Under pro rata reinsurance, the reinsurer indemnifies the ceding company against an agreed upon portion or share of the losses and loss adjustment expenses ("LAE") incurred by the ceding company under the reinsured policy or policies. Premiums that the ceding company pays to the reinsurer for pro rata reinsurance are proportional to the premiums that the ceding company receives, consistent with the proportional sharing of risk, generally less a ceding commission. The ceding commission is negotiated between the reinsurer and the ceding company to reimburse the ceding company for its acquisition costs relating to the underlying policies and may include a contingent component that varies depending upon the loss experience of the underlying business. As a consequence, the underwriting results of the reinsurer may not parallel the underwriting results of the ceding company.

         In reinsurance written on an excess of loss basis, the reinsurer indemnifies the ceding company against all or a specified portion of losses and LAE on the reinsured policy or policies in excess of a specified dollar amount, known as the ceding company's retention or reinsurance attachment point, generally subject to a negotiated limit. Such reinsurance can cover losses from a single risk or from a variety of risks in connection with a single occurrence (generally referred to as catastrophe coverage). Excess of loss reinsurance is often written in multiple layers. One or a group of reinsurers typically assumes that portion of the risk immediately above the ceding company's retention up to a specified amount, at which point another reinsurer or group of reinsurers assumes, or the ceding company retains, the excess liability. The reinsurer assuming the risk immediately above the ceding company's retention point is said to write working layer (or low layer) reinsurance. A loss that is greater in amount than the ceding company's retention will result in a loss to the working layer reinsurer, but may not result in a loss to the reinsurers on higher layers. Since the probability of loss for the reinsurer providing excess of loss coverage differs from that to which the ceding company is subject, such reinsurance coverage is priced separately from the pricing set by the ceding company with respect to its own risks.

         Reinsurers may also purchase reinsurance, known as retrocessional reinsurance, to cover their own risks assumed from primary ceding companies. Reinsurance companies enter into retrocessional agreements for reasons similar to those for which ceding companies purchase reinsurance.

Marketing and Underwriting Strategy

         The principal elements of Chartwell's marketing and underwriting strategy are: (i) a client segment focus; (ii) a cycle management approach to marketing and underwriting; (iii) a commitment to the broker market; (iv) conservative risk management; and (v) superior client service, coupled with broad market acceptance.

         Client Segment Approach. Chartwell has organized its marketing and underwriting activities into client segments differentiated by the nature of their businesses. Accordingly, Chartwell has established five underwriting units, four of which are focused on reinsurance clients; Specialty Accounts, Global Accounts, Regional Accounts, Marine & Aviation Accounts and the fifth, Controlled Source Insurance Accounts, is dedicated to specialty insurance program opportunities. The units consist of specialized, dedicated underwriters who are supported by Chartwell's technical resources and personnel, including its actuarial, claims and accounting departments. Management believes that this client segment approach enhances Chartwell's ability to operate successfully throughout the underwriting cycle by enabling Chartwell to: (i) focus its underwriting expertise; (ii) recognize and react quickly to changing market conditions that affect each segment; (iii) allocate its underwriting capacity to those segments with greater profit potential; (iv) evaluate and control risk exposure efficiently; and (v) identify and service the needs of brokers and ceding companies within each segment.

         Chartwell's gross premiums written amounted to $263.8 million for the year ended December 31, 1996. Of such amount, $198.5 million, or 75.2%, represented gross reinsurance premiums and $65.3 million, or 24.8%, represented gross insurance premiums and run-off of INSCORP's reinsurance portfolio. Prior to the acquisition of Piedmont, Chartwell's premium was derived exclusively from reinsuring ceding companies in its four underwriting client segments focused on reinsurance; Specialty Accounts, Global Accounts, Regional Accounts and Marine & Aviation Accounts.

         Specialty Accounts, which represented 50.8%, 47.7% and 46.2% of gross reinsurance premiums written by Chartwell during the years ended December 31, 1996, 1995 and 1994, respectively, primarily covers non-standard, non-traditional risks that require specialized underwriting, claims and actuarial skills. Currently, these coverages include workers compensation, professional liability, directors and officers liability, surety/fidelity programs, non-standard auto and coverages for excess and surplus lines insurers. In addition, Specialty Accounts writes business arising from the alternative risk transfer segment with a particular emphasis in the professional liability and medical malpractice areas. The alternative risk transfer business accounted for 11.5% of Specialty Accounts premium in 1996 and 7.5% in 1995.

         Since business written by Specialty Accounts is inherently more complex than the business written by Chartwell's other underwriting units, capacity for this business tends to be more restricted, and pricing is generally less competitive. The Specialty

Accounts unit is designed to provide Chartwell with opportunities to underwrite attractive lines and classes of risks throughout the underwriting cycle.

         Global Accounts, which represented 22.1%, 30.2% and 34.1% of gross reinsurance premiums written during the years ended December 31, 1996, 1995 and 1994, respectively, is principally engaged in two activities. First, Global Accounts provides reinsurance to large U.S. based domestic insurance companies with $100 million or more in surplus and which write business in more than 10 states. These insurers generally purchase reinsurance for standard risks on the basis of price and availability. Chartwell's participation in this segment will vary significantly depending on prevailing market conditions. The domestic portion represented 45.1%, 54.7%, and 55.8% of Global Accounts gross reinsurance premiums written during the years ended December 31, 1996, 1995 and 1994, respectively. Second, Global Accounts writes specific reinsurance programs for international ceding companies including reinsurance of select syndicates at Lloyd's and for other insurers and reinsurers writing non-U.S. risks. The international portion represented 54.9%, 45.3%, and 44.2% of Global Accounts gross reinsurance premiums written during the years ended December 31, 1996, 1995 and 1994, respectively.

         Regional Accounts, which represented 13.1%, 13.2% and 16.8% of gross reinsurance premiums written during the years ended December 31, 1996, 1995 and 1994, respectively, provides reinsurance for the standard risks of regional insurers with less than $100 million in surplus and which write standard lines in 10 or fewer states. Chartwell seeks to enhance its business by establishing long-term relationships with regional insurers through its commitment to superior client service. These insurers generally purchase reinsurance to provide essential capacity and reinsurance protection. As compared to Global Accounts, Regional Accounts clients typically exhibit less price sensitivity in purchasing reinsurance and require greater underwriting, claims and administrative services.

         Marine & Aviation Accounts, which represented 14.0%, 8.9% and 2.9% of gross reinsurance premiums written during the years ended December 31, 1996, 1995 and 1994, respectively, had historically been included in the Regional Accounts client segment for reporting purposes. However, due to the increasing size of the portfolio and the inherent specific needs of ceding companies in this segment, this area is now recognized as a separate client segment. The Marine & Aviation Accounts client segment represents Chartwell's marine and aviation reinsurance business, including its participation in certain marine & aviation pools. The majority of Chartwell's marine reinsurance business is in the bluewater hull and energy areas, whereas Chartwell's aviation business is derived primarily from reinsuring general aviation and satellite business. Business emanating from INSCORP's participation in the marine pool managed by Navigators Group, Inc. is also included in this client segment.

         Controlled Source Insurance Accounts consists generally of homogeneous books of specialty insurance business with a limited geographic focus which are controlled by program administrators. In 1996, this business consisted primarily of INSCORP's portfolio of controlled source business acquired from Piedmont in the Merger. Throughout the year, Chartwell reviewed each program extensively and brought a number of changes to the original pricing, underwriting and reinsurance programs which had a positive impact on INSCORP's retention. Although a majority of the insurance programs underwritten are expected to be produced by specialty retail or wholesale brokers, Chartwell's management believes business may also originate from reinsurance intermediaries and Chartwell's current ceding companies. In general, Chartwell intends to avoid programs which would compete directly with companies it reinsures.

         Cycle Management. Chartwell employs a focused cycle management approach to marketing and underwriting pursuant to which it seeks to emphasize different types of business during various phases of the underwriting cycle. Management believes that most segments of the insurance market behave independently and, therefore, careful monitoring and selection of lines of business will enhance Chartwell's potential for profit even as the industry as a whole moves through a broad underwriting cycle. During soft markets, Chartwell concentrates on identifying and pursuing underwriting opportunities in areas exhibiting adequate profit potential. During hard markets, Chartwell's general strategy is to expand its premium writings in all market segments.

         Commitment to Broker Market. As a broker market reinsurer, Chartwell has the flexibility to: (i) access a broad range of underwriting submissions from numerous ceding companies with various reinsurance needs; (ii) vary levels of participation on reinsurance programs depending on prevailing market conditions; and (iii) control expenses by minimizing fixed costs associated with maintaining a direct sales force since brokerage commissions are paid by Chartwell only on business actually underwritten. Chartwell's access to the broker market may also provide it with additional opportunities to write specialty program insurance business through the Controlled Source Insurance Accounts segment.

         Conservative Risk Management. Chartwell seeks to manage risk exposures by offering maximum limits of $2.0 million on any one casualty risk and $1.0 million on any one property risk (in each case excluding loss adjustment expenses) subject to certain exceptions as approved by the Chief Underwriting Officer and, in certain cases, by the Chief Executive Officer. For the business written during the years ended December 31, 1996 and 1995, the average line per contract written by Chartwell was approximately $284,000 and $260,000, respectively. Chartwell may elect to increase its maximum limits based upon market conditions.

         In writing casualty reinsurance, Chartwell uses a variety of means to control the inherent long tail nature of these risks. It is the general practice of Chartwell to reinsure professional liability lines of business or coverages with known or suspected latent exposures only if the original business is written on a claims made policy form or if the reinsurance is provided on a claims made basis. This practice curtails the accumulation of claims across several policy periods and reduces the time period in which claims on a specific policy are reported and can be fully estimated. As a result, loss cost estimates become more predictable and the likelihood of producing an acceptable underwriting result improves. In instances where Chartwell is unable to participate in such business on a claims made basis, it will normally require the inclusion of sunset clauses or loss ratio caps. Sunset clauses limit the period in which losses may be reported, and loss ratio caps impose a ceiling on the loss amount permitted under any one contract.

         Superior Client Service. Management also believes that Chartwell has developed strong working relationships with brokers and ceding companies because of its high level of service tailored to the individual needs of each of its client segments. Chartwell, in coordination with brokers, provides underwriting assistance to ceding companies in structuring and pricing reinsurance programs and furnishes ceding companies with operational reviews of their underwriting and claims activities. In addition, Chartwell is committed to the prompt payment of claims. As an indication of this commitment, during the three years ended December 31, 1996 Chartwell paid approximately 99% of all approved claims on active business within two working days of receiving the payment request. Management believes that these factors enhance its ability to attract and retain business.

Underwriting

         Chartwell's underwriting approach with respect to new and renewal business is to assess the potential profitability of each individual reinsurance proposal. This assessment includes an historical analysis of results and an estimation of future loss costs based upon an analysis of exposure and a review of other programs displaying similar exposure characteristics. Management utilizes this assessment, in combination with an evaluation of the structure, terms and conditions of the proposed reinsurance to determine the level of Chartwell's participation, if any.

         Chartwell Reinsurance's underwriting policies are subject to a two-tiered review process. Policies for each client segment are initially formulated by the respective unit managers in response to the specific reinsurance requirements of each segment. These policies are then subject to review and approval by Chartwell Reinsurance's Underwriting Committee (composed of the Chief Underwriting Officer, the Chief Executive Officer, the President, the Chief Actuary, the Claims Manager and other senior underwriters) to assure conformity with Chartwell Reinsurance's objectives and quality standards. Chartwell's senior management regularly evaluates the general state of the insurance and reinsurance market by client segment, class of business and geographic region.

         In general, prior to authorization, submissions are reviewed by at least two underwriters, including the manager of the relevant underwriting unit. Chartwell's underwriting policy mandates that large, complex or unusual submissions are further reviewed by the Chief Underwriting Officer, and, if warranted, the Chief Executive Officer of Chartwell. Submissions requiring actuarial and claims assessments are referred to those departments for review.

The table set forth below shows gross premiums written by underwriting client segment for the periods indicated:

              Gross Premiums Written by Underwriting Client Segment
                             (Dollars in thousands)
                             Year Ended December 31,

                              ------------------------------------------------------------------
                                      1996                   1995                   1994
                              --------------------   --------------------   --------------------
                                        Percentage             Percentage             Percentage
                               Amount    of Total     Amount    of Total     Amount    of Total
                              --------  ----------   --------  ----------   --------  ----------
Specialty Accounts .........  $100,817       50.8%   $ 60,529       47.7%   $ 53,807       46.2%
Global Accounts
  Domestic .................    19,818       10.0      21,010       16.5      22,136       19.0
  International ............    24,120       12.1      17,400       13.7      17,535       15.1
                              --------   --------    --------   --------    --------   --------
Subtotal Global Accounts ...    43,938       22.1      38,410       30.2      39,671       34.1
Regional Accounts ..........    25,967       13.1      16,738       13.2      19,541       16.8
Marine & Aviation Accounts .    27,780       14.0      11,291        8.9       3,377        2.9
                              --------   --------    --------   --------    --------   --------
  Total Reinsurance ........   198,502      100.0%   $126,968      100.0%   $116,396      100.0%
                              --------   ========    ========   ========    ========   ========
Controlled Source
 Insurance Accounts.........    58,752
                              --------
INSCORP Run-Off ............     6,584
                              --------
Total.......................  $263,838
                              ========

         The growth of 127% in gross premiums written for the period from 1994 to 1996 is due to the addition of the Controlled Source Insurance portfolio and the retention of selected INSCORP reinsurance contracts as a result of the Piedmont merger. The continued growth of Chartwell's reinsurance client base as a result of growth in statutory surplus and execution of the Company's plan also contributed.

         Specialty Accounts. The table set forth below shows the distribution of gross premiums written for Specialty Accounts by line of business for the periods indicated:

                               Specialty Accounts
                   Gross Premiums Written by Line of Business
                             (Dollars in thousands)

                                                     Year Ended December 31,
                              ------------------------------------------------------------------
                                      1996                   1995                   1994
                              --------------------   --------------------   --------------------
                                         Percentage             Percentage             Percentage
                               Amount     of Total     Amount    of Total     Amount    of Total
                              --------   ----------   --------  ----------   --------  ----------
Workers Compensation .......  $ 27,477       27.3%    $    132        0.2%   $    162        0.3%
Automobile Liability .......    26,317       26.1       18,308       30.2      17,119       31.8
Professional Liability .....    21,642       21.5       24,910       41.2      21,472       39.9
General Liability ..........    14,176       14.1       12,505       20.7      13,114       24.4
Surety & Other .............     6,724        6.7        4,674        7.7       1,940        3.6
Accident and Health ........     4,481        4.4
                              --------   --------     --------   --------    --------   --------
Total ......................  $100,817      100.0%    $ 60,529      100.0%   $ 53,807      100.0%
                              ========   ========     ========   ========    ========   ========

         Specialty Accounts represented 50.8%, 47.7%, and 46.2% of gross reinsurance premiums written by Chartwell for the years ended December 31, 1996, 1995 and 1994, respectively. Specialty Accounts currently writes workers' compensation, professional liability, non-standard automobile, specialty commercial automobile, medical malpractice, fidelity, surety, general liability coverages on an excess and surplus lines basis and other non-standard coverages. Specialty Accounts also writes casualty reinsurance for the alternative risk market.

         Gross premiums written for Specialty Accounts increased in 1996 by 66.6% over 1995 due to the expansion into the workers compensation line as a result of favorable reform in certain jurisdictions and the retention of certain INSCORP treaties, particularly in the automobile liability line. Chartwell believes that the legislative reforms enacted in certain jurisdictions in the workers compensation area combined with increasing cost control in the medical area have resulted in opportunities in this area.

         Professional liability premiums decreased slightly in 1996 from 1995 due to continued competition in this line, while premiums associated with fidelity, surety and accident and health business increased due to the expansion of relationships with clients in these areas.

         Gross premiums written by Specialty Accounts increased 12.5% in the year ended December 31, 1995 compared with 1994, primarily because of Chartwell's development of business with leading writers of specialized risks.

         Global Accounts. The table set forth below shows the distribution of gross premiums written for Global Accounts by line of business for the periods indicated:

                                 Global Accounts
                   Gross Premiums Written by Line of Business
                             (Dollars in thousands)
                             Year Ended December 31,

                              ------------------------------------------------------------------
                                      1996                   1995                   1994
                              --------------------   --------------------   --------------------
                                        Percentage             Percentage             Percentage
                               Amount    of Total     Amount    of Total     Amount    of Total
                              --------  ----------   --------  ----------   --------  ----------
Property .....................  $17,755     40.4%    $19,526      50.8%     $15,755       39.7%
Automobile Physical Damage ...   12,680     28.9       7,714      20.1        5,033       12.7
Automobile Liability .........    8,904     20.3       7,417      19.3       12,151       30.6
General Liability ............    2,649      6.0       2,597       6.8        6,011       15.2
Other Casualty ...............    1,950      4.4       1,156       3.0          721        1.8
                                -------  -------     -------   -------      -------    -------
Total ........................  $43,938    100 %     $38,410     100.0%     $39,671      100.0%
                                =======  =======     =======   =======      =======    =======

         Global Accounts represented 22.1%, 30.2%, and 34.1% of gross reinsurance premiums written by Chartwell for the years ended December 31, 1996, 1995, and 1994, respectively. Global Accounts includes reinsurance of the standard risks of domestic insurance companies with surplus in excess of $100 million that write business in more than 10 states. Such companies generally purchase coverage on the basis of price and availability and the risks involved are generally larger and more volatile than those of Regional Accounts. In this segment, Chartwell typically writes a large number of treaties with a relatively small participation in any one treaty. In hard markets, when overall industry capacity is generally reduced, Chartwell is able to increase its level of participation in such treaties, which, in combination with price increases, results in an increased volume of premiums written.

         Global Accounts also reinsures certain syndicates at Lloyd's and other insurers and reinsurers writing non-U.S. risks. There is currently an emphasis by Global Accounts on this business in response to the opportunities created by the restructuring taking place at Lloyd's and favorable international market conditions for certain Global Accounts lines.

         Since 1994, the split of Global Accounts premium has shifted from 56% domestic and 44% international to 45% domestic and 55% international, reflecting more favorable market conditions in the international area. In 1996, automobile physical damage and liability premiums increased over 1995 as a result of an expansion in the U.K. motor line due to improved market conditions combined with a stronger currency exchange. This contrasted to the reduction in premium in this line, particularly the liability portion, in 1995 as a result of increased pricing competition in this area. Property premiums decreased in 1996 from 1995 as a result of increasing competition in this line both in the domestic and international marketplace.

         Regional Accounts. The table set forth below shows the distribution of gross premiums written for Regional Accounts by line of business for the periods indicated:

                                Regional Accounts
                   Gross Premiums Written by Line of Business
                             (Dollars in thousands)
                             Year Ended December 31,

                          ------------------------------------------------------------------
                                  1996                   1995                   1994
                          --------------------   --------------------   --------------------
                                    Percentage             Percentage             Percentage
                           Amount    of Total     Amount    of Total     Amount    of Total
                          --------  ----------   --------  ----------   --------  ----------
Property ...........      $11,023      42.5%      $ 5,118     30.6%      $12,731     65.2%
General Liability ..        8,264      31.8         5,620     33.6         3,134     16.0
Workers Comp .......        3,698      14.2         3,138     18.7         2,403     12.3
Automobile Liability        2,982      11.5         2,862     17.1         1,273      6.5
                          -------     -----       -------    -----       -------    -----
Total ..............      $25,967     100.0%      $16,738    100.0%      $19,541    100.0%
                          =======     =====       =======    =====       =======    =====

         Regional Accounts represented 13.1%, 13.2%, and 16.8% of gross reinsurance premiums written by Chartwell for the years ended December 31, 1996, 1995 and 1994, respectively. Regional Accounts includes reinsurance of the standard risks of insurance companies that either operate in 10 or fewer states or have a surplus of $100 million or less.

         Regional Accounts premiums in 1996 grew 55.1% over 1995 levels and in 1995 decreased by 14.3% from 1994 levels. The increase for 1996 over 1995 was due in large part to the retention of selected INSCORP accounts and to a lesser extent to the expansion of business relationships with existing or new regional ceding companies. The decrease in premiums in 1995 from 1994 in the property lines was due primarily to the non-renewal of a significant participation in a large regional property program as a result of deteriorating results and unattractive pricing prospects as well as a reduction in property catastrophe premiums from regional companies.

         Management believes that the business of smaller, regional insurers is generally less cyclical and therefore less volatile than that of Global Accounts or Specialty Accounts clients. Although profit margins in this segment are typically lower, these coverages generally entail less risk to the reinsurer and underwriting results generally have a higher degree of certainty due to the nature of the risks reinsured. Chartwell seeks to enhance its business by establishing long-term relationships with regional insurers through its commitment to superior client service.

         Regional Accounts' clients are generally less sensitive to price than Global Accounts' clients in purchasing reinsurance, but require greater underwriting, claims and administrative advice and services from reinsurers than Global Accounts' clients. As contrasted with certain of its competitors, a senior underwriter heads Chartwell's efforts to develop business with regional insurers and oversees the provision of services to these clients.

         Marine and Aviation Accounts. The table set forth below shows the distribution of gross premiums written for Marine & Aviation Accounts by line of business for the periods indicated:

                           Marine & Aviation Accounts
                   Gross Premiums Written by Line of Business
                             (Dollars in thousands)
                             Year Ended December 31,

             ------------------------------------------------------------------
                     1996                   1995                   1994
             --------------------   --------------------   --------------------
                       Percentage             Percentage             Percentage
              Amount    of Total     Amount    of Total     Amount    of Total
             --------  ----------   --------  ----------   --------  ----------
Marine.....  $24,245      87.3%    $ 5,034      44.6%     $ 1,002      29.7%
Aviation...    3,535      12.7       6,257      55.4        2,375      70.3
             -------     -----     -------     -----      -------     -----
Total......  $27,780     100 %     $11,291     100.0%     $ 3,377     100.0%
             =======     =====     =======     =====      =======     =====

         As a result of the increasing premium volume combined with the specific needs of ceding companies in this area, Chartwell decided to separate this area into a specific client segment. Marine & Aviation Accounts represented 14.0%, 8.9% and 2.9% of gross reinsurance premiums written by Chartwell for the years ended December 31, 1996, 1995 and 1994, respectively.

         The Marine & Aviation Accounts client segment represents Chartwell's marine and aviation reinsurance business, including its participation in certain marine and aviation pools. The majority of Chartwell's marine reinsurance business is in the bluewater hull and energy areas with a lesser emphasis on liability, cargo and yacht business, whereas Chartwell's aviation business is derived predominantly from reinsuring general aviation and satellite business. Business emanating from INSCORP's participation in the marine pool managed by Navigators Group, Inc. is also included in this client segment.

         In response to attractive market conditions in the marine area, the company added underwriting resources in late 1994 which accounted for the 402.4% growth in 1995 over 1994. Premium volume increased by 381.6% in 1996 over 1995 largely due to the retention of the Navigators marine pool participation which had been written by INSCORP in the past and the continued development of the marine reinsurance portfolio.

         Aviation premiums decreased in 1996 from 1995 due to premium adjustments associated with a loss rated program wherein the projected ultimate premiums developed lower than anticipated due to favorable loss development. Premium levels increased in 1995 over 1994 due to increased rate levels and participations on certain programs.

         Controlled Source Insurance Accounts. The table set forth below shows the gross premiums written for Controlled Source Insurance Accounts by INSCORP for the periods indicated:

                      Controlled Source Insurance Accounts
                   Gross Premiums Written by Line of Business
                             (Dollars in thousands)
                             Year Ended December 31,

                             ------------------------------------------------------------------
                                     1996                   1995(1)                1994(1)
                             --------------------   --------------------   --------------------
                                       Percentage             Percentage             Percentage
                              Amount    of Total     Amount    of Total     Amount    of Total
                             --------  ----------   --------  ----------   --------  ----------
Commercial Multiple Peril...   $33,014    56.2 %     $25,196    47.1 %     $19,157      40.3%
General Liability ..........    14,889    25.3        15,506    29.0        14,100      29.7
Automobile .................    10,849    18.5        12,821    23.9        14,257      30.0
                               -------   -------     -------   -------     -------     -----
Total ......................   $58,752   100.0 %     $53,523   100.0 %     $47,514     100.0%
                               =======   =======     =======   =======     =======     =====

----------
(1) Under ownership by Piedmont

         Controlled Source Insurance Accounts premiums grew 9.8%, 12.6%, and 9.7% for the years ended December 31, 1996, 1995, and 1994 respectively over the prior year. In 1996, premium was developed through five production sources encompassing six specialty programs with the addition of one new program in the fourth quarter. The increases in premium reflect the geographic expansion of existing programs as well as the development of new programs during the periods shown. Controlled Source Insurance Accounts develops insurance programs from specialty production sources with a focus on a specific line or lines of business, with a limited geographic emphasis, and where the program administrator's compensation is adjusted based on the underwriting results of the business.

         Premiums from Commercial Multiple Peril increased 72.3% in 1996 over 1994 levels, principally as a result of the rate increases and a reduction in available capacity in the Florida market for superior construction properties insured under such programs, the withdrawal from the market of INSCORP's largest competitor, combined with the ability to add reinsurance capacity in order to maintain acceptable net aggregate property exposures. Premiums from the automobile liability line decreased by 23.9% since 1994 primarily as a result of shifting business from INSCORP paper to an affiliated ceding company's paper. This planned progression of moving business from INSCORP to the affiliated ceding company occurred as a result of the continued licensing efforts of the affiliated company and achievement of an A.M. Best rating of "A-" (Excellent).

Mix of Business

         Chartwell writes excess of loss and pro rata reinsurance as well as casualty clash and property catastrophe coverages, all on a treaty basis. Chartwell typically focuses on the working layers of a ceding company's reinsurance program. Chartwell does not currently write facultative reinsurance but may commence writing such coverages depending on market conditions. Chartwell's mix of business, on the basis of gross and net reinsurance premiums written, is set forth in the following table for the periods indicated:

                          Mix of Business - Reinsurance
                             (Dollars in thousands)
                             Year Ended December 31,

                                     -------------------------------------------------------------------------------------------
                                             1996                    1995                   1994                   1993
                                     --------------------    --------------------   --------------------   --------------------
                                               Percentage              Percentage             Percentage             Percentage
                                      Amount    of Total      Amount    of Total     Amount    of Total     Amount    of Total
                                     --------  ----------    --------  ----------   --------  ----------   --------  ----------
Gross Premiums Written
  Casualty:
    Excess of Loss .............     $ 32,679      16.5%     $ 40,089      31.6%     $ 32,674      28.1%     $ 23,622      33.7%
    Pro Rata ...................       94,223      47.5        41,570      32.7        43,328      37.2        28,542      40.7
    Clash ......................        1,816       0.8         2,704       2.1         3,498       2.9         1,710       2.4
                                     --------     -----      --------     -----      --------     -----      --------     -----
  Total Casualty ...............      128,718      64.8        84,363      66.4        79,500      68.2        53,874      76.8
                                     --------     -----      --------     -----      --------     -----      --------     -----
  Property:
    Excess of Loss .............        6,267       3.2         4,730       3.7         2,656       2.3         1,369       2.0
    Pro Rata ...................       62,455      31.5        35,841      28.2        31,030      26.7        10,105      14.4
    Catastrophe ................        1,062       0.5         2,034       1.7         3,210       2.8         4,781       6.8
                                     --------     -----      --------     -----      --------     -----      --------     -----
  Total Property ...............       69,784      35.2        42,605      33.6        36,896      31.8        16,255      23.2
                                     --------     -----      --------     -----      --------     -----      --------     -----
    Total Gross Premiums Written     $198,502     100.0%     $126,968     100.0%     $116,396     100.0%     $ 70,129     100.0%
                                     ========     =====      ========     =====      ========     =====      ========     =====
Net Premiums Written
  Casualty:
    Excess of Loss .............     $ 32,567      18.6%     $ 40,043      32.5%     $ 32,680      28.7%     $ 23,797      34.1%
    Pro Rata ...................       81,349      46.6        40,727      33.0        43,319      38.0        28,560      40.9
    Clash ......................        1,807       1.0         2,691       2.2         3,492       3.1         1,729       2.5
                                     --------     -----      --------     -----      --------     -----      --------     -----
Total Casualty .................      115,723      66.2        83,461      67.7        79,491      69.8        54,086      77.5
                                     --------     -----      --------     -----      --------     -----      --------     -----
Property:
    Excess of Loss .............        5,941       3.4         4,440       3.6         2,476       2.2         1,223       1.8
    Pro Rata ...................       51,978      29.8        33,667      27.3        28,928      25.4         9,859      14.1
    Catastrophe ................        1,016       0.6         1,746       1.4         3,067       2.7         4,659       6.6
                                     --------     -----      --------     -----      --------     -----      --------     -----
Total Property .................       58,935      33.8        39,853      32.3        34,471      30.2        15,741      22.5
                                     --------     -----      --------     -----      --------     -----      --------     -----
    Total Net Premiums Written .     $174,658     100.0%     $123,314     100.0%     $113,962     100.0%     $ 69,827     100.0%
                                     ========     =====      ========     =====      ========     =====      ========     =====

                                        --------------------
                                                1992
                                        --------------------
                                                  Percentage
                                         Amount    of Total
                                        --------  ----------
Gross Premiums Written
  Casualty:
    Excess of Loss ................       $18,024     42.6%
    Pro Rata ......................        11,215     26.5
    Clash .........................         2,936      6.8
                                          -------     -----
  Total Casualty ..................        32,175     75.9
                                          -------     -----
  Property:
    Excess of Loss ................         2,912      6.9
    Pro Rata ......................         2,787      6.6
    Catastrophe ...................         4,469     10.6
                                          -------     -----
  Total Property ..................        10,168     24.1
                                          -------     -----
    Total Gross Premiums Written...       $42,343     100.0%
                                          =======     =====
Net Premiums Written
  Casualty:
    Excess of Loss ................       $17,769     44.8%
    Pro Rata ......................        11,198     28.3
    Clash .........................         2,880      7.3
                                          -------     -----
Total Casualty ....................        31,847     80.4
                                          -------     -----
Property:
    Excess of Loss ................         2,221      5.6
    Pro Rata ......................         2,505      6.3
    Catastrophe ...................         3,049      7.7
                                          -------     -----
Total Property ....................         7,775     19.6
                                          -------     -----
    Total Net Premiums Written ....       $39,622     100.0%
                                          =======     =====

         Chartwell increased its percentage of property writings in its overall mix of business for the year ended December 31, 1996 as compared to the year ended December 31, 1995, principally as a result of continued expansion of business in the international property marketplace and auto physical damage associated with UK motor business written in Global Accounts. Chartwell increased the amount of pro rata casualty business written in 1996 over 1995 primarily as a result of opportunities associated with workers compensation programs from specialty writers.

         During the year ended December 31, 1996, Chartwell received approximately 39% of its gross reinsurance premiums written from four groups of ceding companies, of which AON Corporation Group accounted for approximately 14%, American International Group accounted for approximately 12% through 28 treaties with 16 member companies, Somerset Marine accounted for approximately 7% and affiliates of Clarendon Insurance Group accounted for approximately 6%. No other ceding company or group of affiliated ceding companies accounted for more than 5% of Chartwell's gross reinsurance premiums written for the year ended December 31, 1996, and no one reinsurance treaty accounted for more than 14% of Chartwell's gross reinsurance premiums written for such period.

         During the year ended December 31, 1996, Chartwell received approximately 53% of gross reinsurance premiums written from 5 reinsurance brokers, of which AON Reinsurance Agency accounted for approximately 23%, E.W. Blanch Co. accounted for approximately 11%, Alexander Reinsurance
Intermediaries, Inc. accounted for approximately 7%, Guy Carpenter & Co., Inc.

accounted for approximately 6%, and Willis Faber North America accounted for approximately 6%. No other broker accounted for more than 5% of the company's gross reinsurance premiums written for the year ended December 31, 1996.

         In order to reduce the potential adverse effect arising from the termination of any specific business relationship, Chartwell seeks business from a large number of reinsurance brokers and ceding companies. While management believes that its relationships with these reinsurance brokers and ceding companies are excellent, the termination of all or a substantial number of these relationships could have a material adverse effect on the business and operations of Chartwell.

Retrocessional Arrangements

         Chartwell utilizes retrocessions primarily to provide protection from large or multiple losses and may in the future use additional retrocessions to increase underwriting capacity. Chartwell seeks to establish long-term relationships with its leading retrocessionaires in order to achieve continuity and stability of coverage. Chartwell purchases property catastrophe coverage for Global, Regional and Specialty Accounts business to provide coverage for losses arising from an aggregation of claims under various insurance policies from a single event. Chartwell's current property catastrophe program, effective January 1, 1997, provides 100% coverage for $9.5 million of exposure in excess of a $2.5 million retention.

         Chartwell entered into a 10% quota share retrocession agreement effective January 1, 1994, which was renewed at January 1, 1997, for its non-standard automobile liability business written in Specialty Accounts. Under this agreement, Chartwell will cede 10% of the premiums, losses and expenses associated with that business. The amounts ceded under this agreement may be greater than 10% (subject to a maximum of 40%) if Chartwell's overall premiums to surplus ratio exceeds certain levels.

         In recognition of the development of its marine portfolio, Chartwell renewed its retrocessional marine program, as of April 1, 1996, which provides $1.8 million of coverage, per risk or per event, in excess of a $0.3 million retention. In addition, INSCORP provides specific reinsurance programs for each of the programs underwritten.

         Since Chartwell is contingently liable with respect to reinsurance ceded in the event that a retrocessionaire is unable to meet its obligations assumed under a retrocession agreement, the financial strength of each retrocessionaire is evaluated. As of December 31, 1996, the reinsurance recoverable balance of Chartwell Reinsurance of $36.0 million is attributable to retrocessional arrangements with approximately 149 retrocessionaires. At December 31, 1996, Chartwell Reinsurance had a reserve for uncollectable reinsurance of $2.7 million.

         As of December 31, 1996, the reinsurance recoverable balance of INSCORP of $166.1 million was attributable to retrocessional arrangements with approximately 460 retrocessionaires. At December 31, 1996, INSCORP had a reserve for uncollectable reinsurance of approximately $3.0 million.

Claims

         Chartwell's Claims Department analyzes loss exposure in order to establish case reserves, pays claims and assists in the underwriting process by reviewing the claims activities of prospective ceding companies. In performing these functions, the claims department consults with Chartwell's underwriting and actuarial departments. The claims department also assists the accounting department in reporting Chartwell's retrocessional claims and in seeking collection of such claims on a timely basis.

         In evaluating loss exposure, Chartwell's Claims Department reviews loss reports received from ceding companies to confirm that submitted claims are covered under the contract terms, establishes reserves on an individual case basis and monitors the adequacy of such reserves. The department also tracks industry loss activity as well as other industry trends to facilitate management's evaluation of Chartwell's overall risk profile.

         Through its claims audit program, Chartwell provides advice and direction regarding claims policy and administration, systems, procedures and staffing to its ceding companies. Chartwell's policy of communicating its audit findings to the management of ceding companies has served to reinforce and enhance our client relationships.

         During 1996, Chartwell established an Environmental Claims Unit to evaluate the complex toxic tort and latent injury claims inherited through the Merger. All claims defined in the following manner are handled by this unit:

         1) Any claim involving either or both bodily injury and property damage arising from contact with, inhalation of, or ingestion of a toxic substance, gas, vapor, dust or free floating particle, or a pharmaceutical product manufactured, sold, distributed or otherwise placed into the claimant's environment.

         2) Any claim involving damages to buildings, property, landfills, waste sites, natural resources (e.g. rivers, harbors etc.) in which a potentially hazardous substance or product had been installed, deposited, discharged, escaped, dispersed or released.

         On these losses, Chartwell's Environmental Claims Unit is performing the appropriate due diligence review, which includes the physical inspection of its cedent's claims files, additional informational requests, the research of pertinent coverage issues and, where possible, the settlement of disputed losses on a discounted basis.

Reserves
General

         A significant period of time may elapse between each of: (i) the occurrence of an event causing an insured loss; (ii) the reporting of the loss to the ceding company; (iii) the reporting of the loss by the ceding company to Chartwell; (iv) the ceding company's adjustment and payment of the loss; and (v) payment to the ceding company by Chartwell. To recognize liabilities for unpaid losses, Chartwell establishes loss and loss expense reserves which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events. Loss and LAE reserves have two components: case loss and LAE reserves, which are estimates of future loss and LAE with respect to insured events that have been reported to the reinsurer, and incurred but not reported reserves ("IBNR"). IBNR reserves are actuarially determined and reflect (i) an estimate of the ultimate loss amount that will be paid by the reinsurer on claims that have occurred but have not yet been reported to the reinsurer and (ii) the expected change in the value of those claims that have already been reported to the reinsurer.

         When a claim is reported to the ceding company, its claims personnel establish a liability for the estimated amount of the ultimate settlement cost of the reported claim. The estimate reflects the judgment of the ceding company, based on the experience and knowledge of its claims personnel, regarding the nature and value of the claim. The ceding company may periodically adjust the amount of case reserves as additional information becomes known or partial payments are made.

         Upon notification of loss from a ceding company, Chartwell establishes case reserves, including LAE, based upon Chartwell's share of the amount of reserves established by the ceding company and Chartwell's independent evaluation of the loss. Where appropriate, Chartwell establishes case reserves in excess of its share of the reserves established by the ceding company. These reserves are periodically reviewed by Chartwell's claims department based on its evaluation of reports from the ceding company and its audits of claims activities of the ceding company.

         During the claims settlement period, which may extend over a protracted period of time, additional facts regarding claims and trends may become known. As Chartwell becomes aware of new information, it may adjust its estimates of its ultimate liability. The revised estimates of ultimate liability may prove to be less than or greater than the actual settlement or award amount for which the claim is finally discharged.

Actuarial Methods

         Chartwell has an experienced in-house actuarial staff that performs analyses of Chartwell's historical claims and underwriting experience. Chartwell's methods for determining and establishing reserves are continually reviewed and updated.

         Chartwell utilizes the two most common methods of actuarial evaluation employed within the insurance industry, the Bornhuetter-Ferguson method and the loss development method. The Bornhuetter-Ferguson method involves the application of selected loss ratios to Chartwell's earned premiums to determine estimates of ultimate expected loss and LAE for each underwriting year. Multiplying expected losses by underwriting year by a selected loss reporting pattern gives an estimate of reported and unreported IBNR losses. When the IBNR is added to the loss and LAE amounts with respect to claims that have been reported to date, an estimated ultimate expected loss results. This method provides a more stable estimate of IBNR that is insulated from wide variations in reported losses. In contrast, the loss development method extrapolates the current value of reported losses to ultimate expected losses by using selected reporting patterns of losses over time. The selected reporting patterns are based on historical information (organized into loss development triangles) and are adjusted to reflect the changing characteristics of the book of business written by Chartwell.

         Chartwell employs a combination of both methods outlined above. For the older years, when reported losses have generally stabilized, Chartwell gives greater weight to the loss development result. For the more recent years, when reported loss activity is either less reliable in the aggregate or non-existent, Chartwell gives greater weight to the Bornhuetter-Ferguson method. Because losses are reported relatively earlier for property and other short tail coverages, the weighting for those types of coverages shifts from the Bornhuetter-Ferguson method to the loss development method at an earlier point than for casualty and other long tail coverages.

         In the reserve setting process, Chartwell includes provisions for inflation and "social inflation" if appropriate, as losses are generally not determined until some time in the future. Chartwell continually monitors legislative activity and evaluates the potential effect of any legislative changes on its reserve liabilities.

         Chartwell's reserves are carried at the full amount estimated for ultimate expected losses and LAE without any discount to reflect the time value of money in accordance with both Statutory Accounting Practices ("SAP") and Generally Accepted Accounting Principles ("GAAP").

         Chartwell's actuarial department regularly performs loss reserve analyses for Chartwell Reinsurance and INSCORP. Such loss reserves are also reviewed by Milliman & Robertson, Inc. ("M&R"), an independent actuarial consulting firm, which prepared a Statement of Actuarial Opinion as of December 31, 1996 for each of Chartwell Reinsurance and INSCORP (the "M&R Statements"). The M&R Statements were prepared solely for the use of and only to be relied upon by Chartwell and the various state insurance departments with which Chartwell files annual statements. The M&R Statements were not prepared for the use of investors.

Analysis of Reserve Development

         The following table presents the development of reserves of Chartwell Reinsurance for losses and LAE for calendar years 1986 through 1996. The first line of the table sets forth the estimated liability for losses and LAE for claims arising in each of the indicated years as recorded on the balance sheet of Chartwell Reinsurance as of the end of years 1986-1994, including IBNR. For the years ended December 31, 1995 and 1996, the first line includes the consolidated reserves of Chartwell Reinsurance and INSCORP. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year for such claims. The bottom portion of the table also shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year, including cumulative payments. The estimates are readjusted as more information becomes known about the frequency and severity of claims for each year. A redundancy (deficiency) exists when the original liability estimate is greater (less) than the re-estimated liability at the end of a year. The cumulative redundancy (deficiency) shown in the table is the aggregate net change in estimate over the period of years subsequent to the calendar year reflected at the top of the particular columns.

         In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 1990 estimate for a previously incurred loss was $150,000 and the loss was reserved at $100,000 in 1984, the $50,000 deficiency (later estimate minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1986-1990 shown in table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies from the table.

                            Analysis of Loss and LAE
                               Reserve Development
                             (Dollars in thousands)
                             Year Ended December 31,

                                     -----------------------------------------------------------------------------------------------
                                        1986          1987          1988          1989          1990          1991          1992
                                        ----          ----          ----          ----          ----          ----          ----
Reserves for Loss and LAE (1) ....   $  81,094     $ 135,818     $ 156,869     $ 130,939     $ 126,746     $ 126,292     $ 189,386
Cumulative paid as of:
  One year later .................      11,339        15,557        39,084        15,946        19,745         9,074        31,354
  Two years later ................      23,620        51,108        53,101        34,928        26,338        24,227        49,686
  Three years later ..............      54,996        62,624        69,914        40,622        39,933        37,935        68,147
  Four years later ...............      63,743        76,432        75,034        52,514        52,436        51,135        78,135
  Five years later ...............      74,093        79,158        86,463        63,479        62,922        56,822
  Six  years later ...............      73,978        88,789        97,020        72,347        68,070
  Seven  years later .............      79,723        97,869       104,840        76,481
  Eight years later ..............      86,928       105,579       108,913
  Nine years later ...............      94,059       109,376
  Ten years later ................      96,919
Reserves re-estimated as of:
  One year later .................      89,490       135,624       158,048       129,333       125,919       126,926       192,496
  Two years later ................      94,678       137,539       156,185       128,655       127,627       126,193       192,363
  Three years later ..............      94,552       134,107       155,224       132,406       128,740       127,102       194,876
  Four years later ...............      98,013       136,649       161,868       132,783       129,707       127,459       193,369
  Five years later ...............     101,386       143,223       159,912       133,112       129,989       126,004
  Six  years later ...............     108,561       142,078       160,195       132,474       129,996
  Seven  years later .............     108,646       146,443       162,142       133,808
  Eight years later ..............     118,433       149,830       163,268
  Nine years later ...............     126,055       152,695
  Ten years later ................     128,884
Cumulative redundancy (deficiency)   $ (47,790)    $ (16,877)    $  (6,399)    $  (2,869)    $  (3,250)    $     288     $  (3,983)
Cumulative % .....................      (58.9%)       (12.4%)        (4.1%)        (2.2%)        (2.6%)        (0.2%)        (2.1%)


                                     ---------------------------------------------------
                                        1993          1994          1995          1996
                                        ----          ----          ----          ----
Reserves for Loss and LAE (1) ....   $ 201,013     $ 232,733     $ 741,467     $ 747,858
Cumulative paid as of:
  One year later .................      30,085        46,363       157,172
  Two years later ................      57,368        73,462
  Three years later ..............      73,926
  Four years later ...............
  Five years later ...............
  Six  years later ...............
  Seven  years later .............
  Eight years later ..............
  Nine years later ...............
  Ten years later ................
Reserves re-estimated as of:
  One year later .................     204,094       233,738       754,286
  Two years later ................     206,965       232,964
  Three years later ..............     205,369
  Four years later ...............
  Five years later ...............
  Six  years later ...............
  Seven  years later .............
  Eight years later ..............
  Nine years later ...............
  Ten years later ................
Cumulative redundancy (deficiency)   $  (4,356)    $    (231)    $ (12,819)
Cumulative % .....................       (2.2%)        (0.1%)        (1.7%)

----------

         (1) Reserves for loss and LAE are presented net of reinsurance recoverables for the periods 1986 through 1991. In 1992, Chartwell adopted SFAS No. 113 which, among other things, requires Chartwell to record its reserves for unpaid losses and LAE without reduction for amounts that would be recovered from retrocessionaires. The amount recoverable from retrocessionaires is recorded as an asset on Chartwell's balance sheet. The net of such asset and the reserves for loss and LAE is $575.5, $561.6, $197.3, $167.4 and $153.4 million at
December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

         Chartwell Reinsurance entered the property and casualty reinsurance market in 1979. Because Chartwell reinsurance was a new participant in the reinsurance market, the business available to Chartwell Reinsurance prior to 1986 was not of the same quality as that available to more established market participants and was thus subject to relatively greater loss potential. Chartwell's entrance into the market also occurred during a period of extreme price competition when the industry as a whole underestimated significantly the potential for loss on business written. Thus, Chartwell Reinsurance and the reinsurance industry have experienced considerable adverse loss development for business written prior to 1986.

         In the latter part of 1984, Chartwell Reinsurance began to strengthen management resources and to re-underwrite its business in order to position itself for an upturn in the underwriting cycle. In addition, Chartwell Reinsurance established an internal actuarial function at the end of 1986. Deficiencies in balance sheet loss reserves in 1986 and 1987 were affected significantly by facultative business written prior to 1986 and an assumed treaty from one client that has been commuted. Deficiencies arising from these two sources of business for 1986 and 1987 totaled $20.3 million and $13.5 million, respectively. The remaining loss reserve deficiencies have developed from casualty pro rata and casualty excess treaties. This adverse development is attributable primarily to business written prior to 1985 when policy forms did not typically limit coverages for latent liabilities relating to asbestos and environmental pollution claims. After adjustment for the adverse development attributable to the two previously described business sources, the remaining balance sheet loss reserves have been relatively stable since December 31, 1987. Reserves on accident years since 1986 have developed modest redundancies or deficiencies, except for 1987 and 1988 which have developed redundancies of approximately $22.6 million and $10.9 million, respectively, since the initial recording.

         Chartwell Reinsurance has commuted two significant treaties which distort the payment patterns represented in the table. In 1989, Chartwell Reinsurance commuted an assumed treaty for $18.0 million affecting calendar years from 1986 to 1989. The commutation ensured that no further adverse development on that treaty occurred in subsequent years. In 1992, Chartwell Reinsurance commuted a retrocession arrangement which resulted in a reduction of net paid losses for the prior calendar years of $4.4 million. In 1993, Chartwell Reinsurance paid approximately $12.0 million in gross losses related to Hurricanes Andrew and Iniki. In 1995, Chartwell Reinsurance paid $10.9 million to settle three large claims from business written prior to 1986 and to commute a group of assumed contracts from business written prior to 1995.

         The gross deficiency of $12.8 million at December 31, 1996 becomes a net redundancy of $1.7 million after accounting for reinsurance recoverables. (See Note 11). At December 31, 1996, the GAAP basis reserves, before reduction for ceded reinsurance, were $747.9 million compared to SAP basis reserves, before reduction for ceded reinsurance, of $749.1 million. The difference is due to adjustments for foreign currency transactions. At December 31, 1996, 1995 and 1994, GAAP basis reserves, net of amounts recoverable from retrocessionaires, were $575.5, $561.6 and $197.3 million, respectively, compared to SAP net reserves of $537.2, $532.2 and $179.2 million, respectively. The differences between GAAP and SAP amounts are due to the implementation of Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" (SFAS No. 113) ($39.5, $36.1 and $22.2 million for 1996, 1995 and 1994, respectively), the recognition of future amounts recoverable under a reserve indemnification agreement entered into by the Company in 1992 (the "Reserve Indemnification Agreement") ($3.7 and $4.1 million for 1995 and 1994, respectively) and a foreign exchange adjustment of $1.2 and $2.9 million in 1996 and 1995, respectively.

         Activity for loss and loss adjustment expenses as of December 31, 1996, 1995 and 1994 is herein incorporated by reference to Note 11 of the consolidated financial statements of Chartwell included elsewhere herein.

         Management believes that Chartwell's reserves are adequate. However, the process of estimating reserves is inherently imprecise and involves an evaluation of many variables, including potentially unpredictable social and economic conditions. Accordingly, there can be no assurance that Chartwell's ultimate liability will not vary significantly from amounts reserved. The inherent uncertainties of estimating such reserves are greater for reinsurers than for primary insurers, primarily due to the longer-term reporting nature of the reinsurance business, the diversity of development patterns among different types of reinsurance, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. Reserves also include provisions for latent injury or toxic tort claims that cannot be estimated with traditional reserving techniques. Because of inconsistent court decisions in federal and state jurisdictions and the wide variation among insureds with respect to underlying facts and coverage, uncertainty exists with respect to these claims as to liabilities of ceding companies and, consequently, reinsurance coverage. Management believes that Chartwell Reinsurance's exposure to such latent losses is lessened because of its relatively recent entry into the reinsurance business in 1979, its low historical levels of premium volume prior to 1985 and its retrocessional programs. In addition, management believes that INSCORP's exposure to adverse development related to latent losses is lessened because a significant portion of the $25 million net reserve strengthening recorded by INSCORP in 1995 was in respect of such losses. In addition, the amount payable under the Contingent Interest Notes (the "CI Notes") is subject to reduction in the event of such adverse reserve development.

         The following table presents a three-year development of Chartwell's reserves for losses and LAE associated with environmental and other latent injury claims. All of the development relates to prior years.

                                                     Year Ended December 31,
                                   -----------------   -----------------   -----------------
                                          1996                1995                1994
                                   -----------------   -----------------   -----------------
                                    Gross      Net      Gross      Net      Gross      Net
                                    -----      ---      -----      ---      -----      ---
                                                      (Dollars in thousands)
Liability, beginning of year ...   $66,936   $46,450   $ 8,955   $ 4,942   $ 7,136   $ 4,459
Incurred during the year .......     9,482     6,538       723       469     2,105       756
Less amount paid during the year    10,701     6,030       691       443       286       273
Purchased liabilities (1) ......    57,949    41,482
                                   -------   -------   -------   -------   -------   -------
Liability, end of year .........   $65,717   $46,958   $66,936   $46,450   $ 8,955   $ 4,942
                                   =======   =======   =======   =======   =======   =======
Deficiency for year ............   $ 9,482   $ 6,538   $   723   $   469   $ 2,105   $   756
                                   =======   =======   =======   =======   =======   =======

----------
(1) Represents liabilities assumed as a result of the merger of Chartwell and Piedmont.

         At December 31, 1996 and 1995, Chartwell Reinsurance carried loss and LAE reserves of $310.0 and $262.2 million, respectively ($276.7 and $228.1 million after reduction for reinsurance recoverable), of which $8.0 and $9.0 million gross, respectively ($4.9 and $4.9 million after reduction for reinsurance recoverable), were loss reserves and allocated LAE attributable to asbestos claims and environmental pollution claims. For the three years ended December 31, 1996, the effect of asbestos and environmental pollution claims was not material to Chartwell Reinsurance's results of operations.

         At December 31, 1996 and 1995, INSCORP carried loss and LAE reserves of $437.9 and $475.2 million ($298.8 and $315.4 million after reduction for reinsurance recoverable), of which $57.7 and $57.9 million ($42.1 and $41.5 million after reduction for reinsurance recoverable) were case reserves and allocated LAE attributable to asbestos claims and environmental pollution claims.

         The 1996 net deficiency of $6.5 million for asbestos and environmental reserves results from development on business underwritten by INSCORP prior to the Merger and, therefore, is subject to the protection provided by the CI Notes, as described below. However, due to the favorable development on non-asbestos and environmental exposed business underwritten by INSCORP prior to the Merger, there was no net adverse development on the reserves covered by the CI Notes for the year ended December 31, 1996.

Reserve Indemnification Agreement

         In connection with the 1992 Acquisition, Chartwell Re entered into the Reserve Indemnification Agreement with NWNL and its parent company, ReliaStar Financial Corporation ("RLR") pursuant to which NWNL and RLR agreed jointly and severally to provide to Chartwell Re limited indemnification and reimbursement for adverse development of the net loss and LAE reserves and related accounts (the "Covered Reserves") of Chartwell Reinsurance for accident years ending on or before December 31, 1991 (the "Covered Years"). Pursuant to the Reserve Indemnification Agreement as originally drafted, if Chartwell Reinsurance's Covered Reserves as of December 31, 1996 for the Covered Years were greater than its Covered Reserves as of December 31, 1991, RLR and NWNL would jointly and severally indemnify and reimburse Chartwell Re at that time in an amount equal to (i) 85% of the first $20 million of such difference in excess of $100,000 plus (ii) 60% of the next $10 million of such difference, up to a maximum amount of $23 million, representing 18% of loss reserves as of December 31, 1991. If Chartwell Reinsurance's Covered Reserves as of December 31, 1996 for the Covered Years were less than its Covered Reserves as of December 31, 1991, Chartwell Re agreed to reimburse NWNL at that time in an amount equal to fifty percent (50%) of the first $10 million of such difference in excess of $100,000, up to a maximum amount of $5 million. The Reserve Indemnification Agreement, which by its terms was scheduled to be settled as of the end of 1996, was settled early by mutual agreement with RLR. On June 28, 1996, Chartwell Re received $7,900,000 as a final settlement of the Reserve Indemnification Agreement. The settlement did not materially affect operating results for the year.

Contingent Interest Notes

         The CI Notes are designed to provide Chartwell Re with protection against adverse development of INSCORP's reserves for losses and loss adjustment expenses. In the event that there is no adverse development, Chartwell Re will be required to pay the holders of the CI Notes approximately $55 million in contingent interest. This contingent interest payment is in addition to the $1 million principal amount of the CI Notes and interest on such principal amount at 8% per annum (collectively, the "Fixed Amount") which Chartwell Re in any event must pay at maturity or earlier redemption of the CI Notes.

         In general, assuming the CI Notes are settled at maturity, the contingent interest will be equal to $55 million (a) less an amount equal to (i) the amount of any adverse development of the loss and LAE reserves and related accounts (including certain reinsurance recoverable, commissions and unearned premiums) of INSCORP recorded as of March 31, 1995, minus (ii) $25 million, (b) plus the amount of certain tax benefits received or recorded by Chartwell Re as a result of the amount determined pursuant to clause (a) above. The amount so calculated may not be greater than $55 million nor less than a minimum amount equal to the lesser of (a) $10 million less the Fixed Amount and (b) the tax benefits referred to above. In the event that the CI Notes are settled prior to maturity, the foregoing formula will in general apply, except that the $55 million maximum amount of the CI Notes will be reduced to an amount equal to $55 million discounted back from June 30, 2006 at a discount rate of 8% per annum, compounded annually, and the tax benefits will be calculated in a prescribed manner.

Investments

         Chartwell's long term investment objectives are primarily to maximize after-tax operating return and secondarily to actively manage the portfolio for total return when fixed income securities market rates allow such activity. Complementing these two objectives, Chartwell's investment policy also seeks to achieve appropriate diversification and safety of principal while maintaining sufficient liquidity in cash and short term investments to meet its obligations on a timely basis. Chartwell's investment portfolio consists primarily of investment-grade fixed maturity debt securities. As of December 31, 1996, approximately 96.1% of the bond portfolio was rated A or better by Moody's.

         J.P. Morgan Investment Management Inc. and Scudder Insurance Asset Management, a division of Scudder, Stevens & Clark, act as investment advisors to Chartwell. Pursuant to investment management agreements with Chartwell, these advisors implement the investment policies established and approved by the Board of Directors of Chartwell. Chartwell's investment policy is to maintain a portfolio with an average rating of A or better from Moody's and to retain such securities for sale in response to changes in interest rates and liquidity needs. However, it is not Chartwell's policy to sell securities merely to generate profits on short-term differences in price. The performance of these advisors and the fees associated therewith are periodically reviewed by both management and the Board of Directors of Chartwell. Investments by Chartwell Reinsurance, INSCORP and Dakota must comply with the insurance laws of the States of Minnesota, New York and North Dakota, their respective domiciliary states.

         The following table summarizes the investments (at carrying value) of Chartwell for 1996 and 1995 and Chartwell Re for 1994:

                       Composition of Investment Portfolio
                             (Dollars in thousands)
                                  December 31,

                                                     ------------------------------------------------------------------
                                                             1996                   1995                   1994
                                                     --------------------   --------------------   --------------------
                                                               Percentage             Percentage             Percentage
                                                      Amount    of Total     Amount    of Total     Amount    of Total
                                                     --------  ----------   --------  ----------   --------  ----------
Fixed Income Securities
  Corporate ......................................   $200,899        29.8%  $199,068       36.2%   $ 67,745        28.4%
  U.S. Government and Government Agency (1) ......    249,416        37.0    251,373       45.7     143,935        60.4
  Obligations of States and Political Subdivisions    134,769        20.0     50,715        9.2      22,124         9.3
  Foreign Government and Government Agency .......     23,807         3.5     14,642        2.7       4,049         1.7
  Redeemable Preferred Stocks ....................     33,773         5.0
Other(2) .........................................     30,896         4.7     33,837        6.2         278         0.2
                                                     --------  ----------   --------  ---------    --------   ---------
Total Investments ................................   $673,560       100.0%  $549,635      100.0%   $238,131       100.0%
                                                     ========  ==========   ========  =========    ========   =========
Cash & Cash Equivalents(3) .......................   $ 50,343               $152,507               $ 37,005
                                                     ========               ========               ========

----------
(1) At December 31, 1996, 1995 and 1994, $214.3, 151.8 and $75.8 million of these securities were backed by the full faith and credit of the U.S. Government and $35.7, $99.6 and $68.1 million were obligations of issuing agencies.

(2) At December 31, 1995, INSCORP's $379.9 million investment portfolio included equity securities carried at $32.3 million. Previous to this, Chartwell had a limited amount of equity investments. In 1996, Chartwell made a commitment to invest $15 million in a private equity fund, High Ridge Capital Limited Partnership, which fund makes investments in the insurance industry.

(3) In the period between August 7, 1995 and December 13, 1995, the management of Piedmont began selling investments that would not be compatible with Chartwell's investment policy. The proceeds from these sales along with other operating cash flows were invested in cash equivalent securities to allow Chartwell a maximum amount of flexibility to reinvest these funds in a manner consistent with its investment policy.

         The following table reflects investment results for Chartwell for 1996 and for Chartwell Re for 1995 and 1994:

                              Investment Results(1)
                             (Dollars in thousands)

                                                   Year Ended December 31,
                                            ------------------------------------
                                               1996         1995         1994
                                               ----         ----         ----
Average Invested Assets ..................  $  716,004    $ 299,307    $ 259,054
Net Investment Income(2) .................  $   43,598    $  19,907    $  14,726
Net Effective Yield(3) ...................        6.2%        6.7$          5.7%
Net Realized Capital Gains (Losses) ......  $   1,157    $   3,199    $  (3,794)
Effective Yield Including Realized
 Capital Gains (Losses)(4) ...............        6.3%        7.7%          4.2

(1) Because the Merger was completed on December 13,1995, the foregoing table of Investment results does not included invested assets or investment income of INSCORP for 1995 or 1994.

(2) After investment expenses, excluding net realized investment gains (losses).

(3) Net investment income for the year-end period divided by average invested assets for the same period.

(4) Net investment income for the year-end period plus net realized capital gains (losses) for the period divided by average invested assets for the same period.

         The following table indicates the composition of Chartwell's fixed income portfolio (at carrying value), excluding cash and cash equivalents, by rating:

                 Composition of Fixed Income Security Portfolio
                                  By Rating (1)
                             (Dollars in thousands)

                                                             December 31, 1996
                                                            --------------------
                                                            Amount       Percent
                                                            ------       -------
U.S. Government and Government Agency
 Fixed Income Securities ...............................  $ 249,416       38.8
Aaa/Aa..................................................    210,514       32.8
A/Baa...................................................    132,820       20.7
Ba......................................................     16,141        2.5
Redeemable Preferred Stock .............................     33,773        5.2
                                                          ---------      -----
       Total............................................  $ 642,664      100.0%
                                                          =========      =====
----------
(1) Rating as assigned by Moody's. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated. Those government guaranteed securities that are specifically rated are included in the appropriate rating category.

         Moody's rating system utilizes nine symbols to indicate the relative investment quality of a rated bond. Aaa rated bonds are judged to be of the best quality and are considered to carry the smallest degree of investment risk. Aa rated bonds are also judged to be of high quality by all standards. Together with Aaa bonds, these bonds comprise what are generally known as high grade bonds. Bonds rated A possess many favorable investment attributes and are considered to be upper medium grade obligations. Baa rated bonds are considered as medium grade obligations; they are neither highly protected nor poorly secured. Bonds rated Ba or lower (those rated B, Caa, Ca and C) are considered to be too speculative to be of investment quality.

         National Association of Insurance Commissioners ("NAIC") investment ratings are provided annually at December 31 of each year. At December 31, 1996 and 1995, 95.5% and 97.9% respectively, of Chartwell's fixed maturity investments were rated "Class 1," and the remaining 4.5% and 2.1%, respectively, of Chartwell's fixed maturity investments were rated "Class 2," the two highest ratings assigned by the NAIC.

         The following table indicates the composition of Chartwell's fixed income security portfolio (at carrying value) by time to maturity (1):

                                                              December 31, 1996
                                                             -------------------
                                                              Amount     Percent
1 year or less .........................................     $ 21,078       3.3%
Over 1 year through 5 years ............................      158,592      24.7
Over 5 years through 10 years ..........................      169,504      26.4
Over 10 years through 20 years .........................       56,880       8.8
Over 20 years ..........................................       57,154       8.9
Mortgage backed securities .............................      179,456      27.9
                                                             --------     -----
          Total ........................................     $642,664     100.0%
                                                             ========     =====

----------
(1) Based on stated maturity dates with no repayment assumptions.

         Certain mortgage backed securities are subject to prepayment risk. Mortgage backed securities represent 24.8% of Chartwell's total investments and cash and 27.9% of Chartwell's fixed income securities portfolio at December 31, 1996. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. The risk is similar to corporate bonds being called prior to maturity due to lower interest rates. Management does not believe that the prepayment risk associated with Chartwell's portfolio of mortgage backed securities is significant.

         The following table sets forth certain information concerning Chartwell's mortgage backed investments:

              Distribution of Mortgage Backed Securities Portfolio
                                   By Type (1)
                             (Dollars in thousands)

                                                         December 31, 1996
                                                  ------------------------------
                                                  Estimated
                                                   Market   Amortized
                                                    Value      Cost    Par Value
                                                    -----      ----    ---------
Collateralized Mortgage Obligations ...........   $ 57,336   $ 57,040   $ 58,306
Pass-throughs (primarily GNMA, FNMA and FHLMC)     122,120    122,707    122,230
                                                  --------   --------   --------
Total .........................................   $179,456   $179,747   $180,536
                                                  ========   ========   ========

----------
(1) At December 31, 1996, agency backed securities represented 91.8% of Chartwell's mortgage backed investments. Other mortgage backed securities represented 8.2% . These other mortgage backed securities are rated either Aaa or A as assigned by Moody's. Such ratings equate with the NAIC's Securities Valuation Office ("SVO") rating Class 1 which is the highest rating category used by the SVO.

Competition

         The reinsurance and insurance business is highly competitive. Competition with respect to the types of reinsurance and insurance in which Chartwell is engaged is based on many factors including perceived overall financial strength of the insurer, ratings of the insurer by A.M. Best, underwriting expertise, reputation and experience in the lines written, premiums charged, other terms and conditions of the reinsurance offered, services offered, and speed of claims payments.

         Chartwell competes with numerous international and domestic reinsurance and insurance companies. These competitors, many of which have substantially greater financial and staff resources than Chartwell, include independent reinsurance companies, as well as subsidiaries, affiliates or reinsurance departments of established insurance companies and underwriting syndicates. As indicated by data compiled by A.M. Best, broker market reinsurers and direct reinsurers historically wrote 70% and 30%, respectively, of the aggregate net treaty premiums written in the United States. Chartwell competes directly with other broker market reinsurers for business obtained through reinsurance brokers and, because reinsurance brokers must compete with direct writers for business from ceding companies, Chartwell also competes indirectly with direct writers.

         While the reinsurance industry has traditionally had relatively low barriers to entry, the reinsurance industry, including the broker market, is currently undergoing consolidation. Management believes that in the next few years fewer reinsurance brokerage firms will place a greater proportion of the brokered business. In addition, because of concerns regarding financial security and the ease of administration, reinsurance brokers will also seek to reduce the number of reinsurance companies with which they place business. Chartwell's management believes that, as a consequence, a reinsurer's relative financial strength will, in the future, be of greater importance as a competitive factor. Management believes that the increase of Chartwell Reinsurance's statutory surplus to $238 million at year end 1996 has enhanced its position in the marketplace.

         Currently, Chartwell Reinsurance and INSCORP are rated "A" (Excellent") and "A-" (Excellent), respectively, by A.M. Best. The ratings assigned by A.M. Best are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Change in any such rating is at the discretion of A.M. Best.

         Chartwell may, in the future, face additional competition from other well-capitalized companies or from market participants that may, in the future, devote more of their capital to the reinsurance business.

Insurance Regulation
General

         Chartwell Reinsurance, INSCORP and Dakota are subject to the insurance laws and regulations of Minnesota, New York and North Dakota, respectively, their domiciliary states, and to administrative supervision by the regulatory authorities of such state. In addition, each is subject to similar laws, regulations and supervision in the various states in which it is licensed or authorized to transact business, primarily with regard to solvency, accounting practices, reports on financial condition and operations, investments and reserves. Under state insurance law, property and casualty reinsurers and surplus lines insurers are generally not subject to filing or other regulatory requirements applicable to primary insurers with respect to rates, policy forms or contract wording. Licensed insurers such as INSCORP are required to comply with all applicable filing or regulatory requirements. In supervising and regulating insurance companies, including reinsurers, state agencies, charged primarily with protecting policyholders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulations for the protection of policyholders and the public.

Insurance Holding Company Systems Regulations

         Chartwell and Chartwell Reinsurance are subject to regulation pursuant to the insurance holding company systems statutes of Minnesota. INSCORP is also subject to regulation pursuant to the insurance holding company laws of New York, as is Chartwell as INSCORP's parent. Dakota is subject to similar holding company requirements pursuant to North Dakota law. While the insurance holding company systems laws and regulations vary from state to state, they generally require an insurance holding company and insurers and reinsurers that are members of such insurance holding company's system to register with the state regulatory authorities, to file with those authorities certain reports disclosing information including their capital structure, ownership, financial condition, certain intercompany transactions including material transfers of assets and intercompany business agreements, and to report material changes in such information. Such laws may also require that intercompany transactions be fair and reasonable and that an insurer's policyholder surplus following a dividend distribution to affiliated stockholders be adequate to meet its financial needs.

         In general, state insurance holding company systems statutes also require prior notice to, or regulatory agency approval of, direct or indirect changes in control of ownership of a domestic insurer or reinsurer. Under Minnesota, New York and North Dakota law, no person, corporation or other entity may acquire, directly or indirectly, a controlling interest in the capital stock of a domestic insurer or reinsurer unless such person, corporation or other entity has obtained prior approval from the insurer's domestic regulator ("Regulator") for such acquisition of control. Pursuant to the Minnesota, New York and North Dakota insurance holding company systems statutes, any person, corporation or other entity acquiring, controlling or holding with the power to vote, directly or indirectly, ten percent or more of the voting securities of an insurance company (or reinsurer), is presumed to have "control" of such company. The party may rebut this presumption by filing with the Regulator a disclaimer of affiliation. Other jurisdictions where Chartwell Reinsurance, INSCORP or Dakota are licensed to transact business may have similar requirements for an acquisition of control of insurers or reinsurers licensed or authorized in such jurisdictions. Additional requirements in such jurisdictions may include relicensing or subsequent approval for renewal of existing licenses upon an acquisition of control.

Restrictions on Dividends

         The principal source of funds for servicing debt of the Company is derived from receipt of dividends from Chartwell Reinsurance. Under Minnesota insurance law, Chartwell Reinsurance may pay dividends only from its earned surplus, which is defined as unassigned funds (surplus) as reported in the statutory financial statement filed by Chartwell Reinsurance with the Minnesota Department of Commerce for the most recent period. As of December 31, 1996, Chartwell Reinsurance reported unassigned funds (surplus) in the amount of $54.5 million. Subject to such constraints, Chartwell Reinsurance may declare and pay non-extraordinary dividends, subject to certain notice requirements to the Commissioner, and extraordinary dividends to stockholders subject to certain notice and approval requirements by the Commissioner. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." With respect to payments of all dividends to affiliated shareholders, following the payment of such a dividend, Chartwell Reinsurance's policyholders' surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

         For 1997, Chartwell Reinsurance is permitted to declare and pay ordinary dividends to the Company in the aggregate amount of $23.8 million, subject to the notice requirements on dividend declarations and payments. No dividends were paid in 1996, 1995 or 1994.

         North Dakota law provides that a licensed insurer may pay dividends from earned surplus without the prior approval of the Regulator. At December 31, 1996, $146,179 was available for the payment of an ordinary dividend.

         For a description of the dividend restrictions applicable to INSCORP, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Investment Limitations

         State insurance laws and regulations prescribe the kind, quality and concentration of investments that are permissible for insurance and reinsurance companies domiciled in such state. The purpose of these laws is to protect the interests of policyholders, claimants, creditors and the general public by promoting the safety, yield and growth of an insurance company's investment principal, the liquidity necessary to meet the insurance company's expected business needs, and investment diversification. For example, under Minnesota, New York and North Dakota law, non-life insurance companies, such as Chartwell Reinsurance, INSCORP and Dakota are authorized to invest in specifically prescribed investments. Subject to certain conditions, such investments include federal, state and municipal government obligations, bank obligations, obligations and stocks of corporations and business trusts, real estate and mortgages on real estate, collateral loans, options, foreign and other investments. Such investment obligations, however, may not be in default as to payments of principal and interest. Under Minnesota law, non-life insurance companies may invest unrestricted surplus in securities or property of any kind, without limitation, except as may be imposed on business corporations in general. Non-life insurance companies are subject to recently adopted risk-based capital guidelines which could influence investment decisions. See "--Risk-based Capital." Management of Chartwell believes that Chartwell Reinsurance, INSCORP and Dakota are in compliance with all applicable state insurance investment laws for non-life insurance companies.

Regulatory Examinations

         The business and operations of Chartwell Reinsurance, INSCORP and Dakota are subject to periodic examination by the insurance departments of the jurisdictions in which each is licensed or authorized to transact business. The Regulators have broad authority to conduct examinations at any time. The report made with respect to the most recent periodic examination of Chartwell Reinsurance is dated as of December 31, 1994 and contained no material adverse findings. INSCORP was examined by the Regulator as of December 31, 1993. The examination report has not yet been issued. Dakota was examined as of November 21, 1996. While no material adverse findings were made, a final report has not yet been issued.

Risk-based Capital

         In order to enhance the regulation of insurer solvency, the NAIC adopted risk-based capital requirements for property and casualty insurance and reinsurance companies commencing with filings made in 1995 covering the 1994 year. These RBC requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC formula measures four major areas of risk facing property and casualty insurers: (i) underwriting risk, which is the risk of errors in pricing and reserves; (ii) asset risk, which is the risk of asset default for fixed income assets and loss in market value for equity assets; (iii) credit risk, which is the risk of losses from unrecoverable reinsurance and the inability of insurers to collect agents' balances and other receivables; and (iv) off-balance sheet risk, which is primarily the risk created by excessive growth. Insurers and reinsurers having less statutory surplus than that required by the RBC formula will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

         The RBC formula provides a mechanism for the calculation of an insurance company's Authorized Control Level RBC and its total adjusted capital. The formula sets forth the points at which a commissioner of insurance is authorized and expected to take regulatory action. The first level is known as the Company Action Level RBC, which is set at twice the Authorized Control Level RBC. The second level is the Regulatory Action Level RBC, set at 1.5 times the Authorized Control Level RBC. The third is the Authorized Control Level RBC, and the fourth is the Mandatory Control Level RBC, set at 70 percent of the Authorized Control Level RBC.

         If an insurance company's adjusted capital is higher than or equal to the Regulatory Action Level RBC but below the Company Action Level RBC, the insurance company must submit to its commissioner of insurance an RBC plan which shall contain, among other things, proposals of corrective action. If an insurance company's adjusted capital is higher than or equal to the Authorized Control Level RBC but lower than the Regulatory Action Level RBC, the commissioner of insurance shall perform any examination or analysis as deemed necessary of the insurer's business and operations and issue any appropriate corrective orders to address the insurance company's financial problems. If an insurer's adjusted capital is higher than or equal to the Mandatory Control Level RBC but lower than the Authorized Control Level RBC, the commissioner may place the insurer under regulatory control. If the insurance company's adjusted capital falls below the Mandatory Control Level RBC, the commissioner will be required to place the insurer under regulatory control. At December 31, 1996, the adjusted capital of each of Chartwell Reinsurance and INSCORP was higher than the Company Action Level RBC, and as a result no regulatory action is required. Should a future deficiency occur, Chartwell will be subject to an increased level of regulatory attention and, depending on the capital deficiency, possibly to actual control by the appropriate regulatory authorities. There can be no assurance that any such deficiency will not occur in the future.

Possible Legislative and Regulatory Changes

         The insurance and reinsurance industry is regulated at the state level. In recent years, numerous proposals for regulatory and legislative change have been considered by the states and the NAIC reflecting the concern of the NAIC with the financial solvency of insurers. Issues recently examined by the NAIC include asset valuation reserves, loss reserve discounting, solvency surveillance and risk-based capital.

         The NAIC has recognized reinsurance as an area to which it needs to devote substantive attention. Various model laws or regulations applicable to reinsurance have been adopted or are under active consideration, including proposed revisions to the model laws on credit for reinsurance and proposed model laws on accounting and reporting changes. It is not possible to predict the future impact of changing state laws, regulations and other non-statutory regulatory requirements relating to these issues on the operations of Chartwell.

         Certain states have adopted, or are considering the adoption of, laws and regulations that limit the right of offset by reinsurers. In general, offset is the right of a debtor to set off and apply against any financial obligation of such debtor to a creditor any financial obligation of such creditor owed to the debtor. The right of offset may become important to a reinsurer when a ceding company or retrocessionaire of such reinsurer becomes insolvent.

         There is currently no direct federal regulation of insurance or reinsurance. The issue of insurance regulation and insurer solvency has previously been the focus of substantial activity both by Congress and certain federal agencies. However, there are no present proposals before Congress which would provide for federal regulation of domestic reinsurers.

Employees

         As of December 31, 1996, Chartwell had 628 employees, including the employees of its newly acquired subsidiary, Archer. None of these employees is represented by a labor union, and Chartwell believes that its employee relations are excellent.

Item 2. Properties.

         Chartwell leases approximately 53,000 square feet of space for its principal executive offices in Stamford, Connecticut. Chartwell also leases approximately 68,000 square feet of space in London, England for the operations of Archer. INSCORP is located in Jericho, New York, occupying approximately 1,150 square feet of office space.

Management believes Chartwell's current office space is adequate for its needs.

Item 3. Legal Proceedings.

         Chartwell, Chartwell Reinsurance, INSCORP and Archer are subject to the litigation of disputes in the normal course of their business. In addition, Chartwell Reinsurance and INSCORP are subject to arbitration proceedings in the normal course of its business because its reinsurance agreements generally provide for the resolution of disputes with reinsureds pursuant to arbitration. Chartwell does not believe that any pending litigation or arbitration to which it is a party, or of which any of its properties or assets are subject, is likely to have a materially adverse effect on its current financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

         Information required by Item 4 has been omitted because the Registrant meets the conditions set forth in General Instruction J(1)(a) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.

         Information required by Item 5 has been omitted because the Registrant meets the conditions set forth in General Instruction J(1)(a) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Item 6. Selected Financial Data.

         Information required by Item 6 has been omitted because the Registrant meets the conditions set forth in General Instruction J(1)(a) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Recent Industry Performance

         The property and casualty insurance and reinsurance industry has historically been highly cyclical. Demand for reinsurance is influenced significantly by prevailing market conditions, including the underwriting results of primary insurers. The supply of reinsurance is primarily related to levels of underwriting capacity in the reinsurance industry and the relative cost and terms of reinsurance coverage. The industry's profitability and the cyclical trends in the industry can be affected significantly by volatile and unpredictable developments, including the occurrence of natural disasters, other catastrophic events, competitive pressures on pricing (premium rates), fluctuations in interest rates, other variations in the investment environment, changes in the judicial system regarding tort law, general economic conditions and trends, such as inflationary pressures, that may tend to affect the size of profits and losses experienced by ceding primary insurers and other factors such as changes in tax laws and regulations. Many sectors of the industry are currently in a cyclical downturn and it cannot be predicted if or when market conditions will improve or when other sectors may experience a deterioration in pricing and terms.

         Inadequate pricing during the latter 1970s and early 1980s led to increased underwriting losses and a decline in underwriting capacity. Reinsurance rates and terms improved substantially during the mid-1980s as primary insurers, which had been adversely affected by the soft market of the previous several years, increased their demand for reinsurance. Reinsurers achieved improved underwriting results and, consequently, the supply of reinsurance capacity increased, both from existing companies and new entrants.

         Commencing in the latter part of the 1980s, primary property and casualty insurers began to retain more of their business. This reduction in the amount of business ceded to reinsurers, combined with the growth in reinsurance capacity, resulted in renewed price competition and less attractive pricing for reinsurers. This caused a downturn for the reinsurance industry, resulting in increased underwriting losses which have continued to the present.

         The financial information contained in this section for the years ended December 31, 1995 and 1994 represents the results of Chartwell Re, the parent and predecessor company of Chartwell. The financial information for the year ended December 31, 1996 represents the results of Chartwell.

         The following table presents the statutory combined ratios of Chartwell, the property and casualty reinsurance industry and the property and casualty insurance industry during the 1992 to 1996 years. The combined ratio is the sum of the loss ratio (incurred losses and loss adjustment expenses divided by net premiums earned) and the underwriting expense ratio (underwriting expenses divided by net premiums written). A combined ratio of over 100% indicates unprofitable underwriting. Although an insurance company's underwriting may be unprofitable, the company may be profitable after including investment income. Due to the implementation of SFAS No. 113, the statutory combined ratio of Chartwell Reinsurance as shown below differs significantly in 1992 from its GAAP combined ratio.

Statutory Combined Ratios

                                                                Year Ended December 31,
                                                   -------------------------------------------------
                                                    1996       1995       1994       1993       1992
                                                    ----       ----       ----       ----       ----
Chartwell (1)
Loss Ratio ...................................      71.9%      72.9%      75.4%      76.7%      67.9%
Underwriting Expense Ratio ...................      35.2       32.5       30.3       37.2       52.3
                                                   -----      -----      -----      -----      -----
Combined Ratio ...............................     107.1%     105.4%     105.7%     113.9%     120.2%
                                                   =====      =====      =====      =====      =====
Property and Casualty Reinsurance Industry (2)
Loss Ratio ...................................      72.7%      78.2%      76.8%      76.9%      87.7%
Underwriting Expense Ratio ...................      30.8       30.1       29.9       29.9       31.3
                                                   -----      -----      -----      -----      -----
Combined Ratio ...............................     103.5%     108.3%     106.7%     106.8%     119.0%
                                                   =====      =====      =====      =====      =====
Property and Casualty Insurance Industry (3)
Loss Ratio ...................................      79.8%      80.0%      82.0%      79.5%      88.1%
Underwriting Expense Ratio ...................      27.2       27.2       27.4       27.4       27.5
                                                   -----      -----      -----      -----      -----
Combined Ratio ...............................     107.0%     107.2%     109.4%     106.9%     115.6%
                                                   =====      =====      =====      =====      =====

----------
(1) Beginning in 1996, the combined ratio includes both Chartwell Reinsurance and INSCORP. On a stand alone basis, Chartwell Reinsurance's loss ratio, expense ratio and combined ratio were 73.2%,32.0% and 105.2%, respectively.

(2) Source: RAA Underwriting Report for the year ended December 31, 1996.

(3) Source: A.M. Best Publication, Best's Aggregates and Averages, Property-Casualty, 1996 Edition. Ratios shown are calculated after dividends to policyholders. Ratios for 1996 are preliminary and are from Best's
    Review: Property/Casualty, January 1997 Edition.

         The following discussion of the financial condition and results of operations of Chartwell should be read in conjunction with the consolidated financial statements and notes thereto of Chartwell included elsewhere herein. The following discussion does not include any information relating to Archer's historical results of operations or INSCORP's historical results of operations prior to December 31, 1995. Archer's results of operations for the period from November 19, 1996 to December 31, 1996 were immaterial to Chartwell and, therefore, have not been included. Piedmont's (and INSCORP's) results of operations for the period from December 13, 1995 to December 31, 1995 were immaterial to Chartwell; Chartwell has accounted for the Merger as though it had occurred on December 31, 1995.

Consolidated Results of Operations
         Year Ended December 31, 1996 Compared With Year Ended December 31, 1995

         Revenues: Total revenues for the year ended December 31, 1996 increased 81% to $261.2 million, compared to $144.5 million for the comparable period in 1995. The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:

                                                                Revenues
                                                               Year Ended
                                                              December 31,
                                                         -----------------------
(Dollars in thousands)                                     1996           1995
                                                           ----           ----

Gross premiums written............................       $263,838       $126,968
                                                         ========       ========
Net premiums written .............................       $192,251       $123,314
                                                         ========       ========
Premiums earned ..................................       $209,503       $120,258
Net investment income ............................         43,598         19,907
Net realized capital gains .......................          1,157          3,199
Service operations ...............................          6,935          1,095
                                                         --------       --------
                        Total ....................       $261,193       $144,459
                                                         ========       ========

Underwriting Operations

         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the year ended December 31, 1996 were $263.8 million, an increase of 108% compared to the same period in 1995. The increase in gross premiums written was attributable to business acquired in the Merger and continued growth with existing and new clients in all client segments. Business emanating from the Merger consisted of: (i) a seasoned book of specialty insurance business which is the basis for the Controlled Source Insurance business, (ii) a marine pool (Navigators Marine Pool) which is included with Chartwell's other marine and aviation business in the Marine & Aviation Accounts client segment; (iii) certain of INSCORP's reinsurance contracts which met Chartwell's underwriting standards and which were renewed in Chartwell Reinsurance, primarily in the Regional and Specialty Accounts client segments; and (iv) certain of INSCORP's reinsurance contracts that were not renewed because they did not meet Chartwell's underwriting standards and which are classified below as "INSCORP Run-off." Specialty Accounts gross premiums written for the year ended December 31, 1996 increased 66.6% over the prior year due to expansion of existing clients and development of new clients, particularly in the workers compensation line, as a result of favorable legislative and economic developments in certain jurisdictions. Global Accounts continued to focus on expansion in the international marketplace rather than the large domestic insurance marketplace in response to market conditions. Growth in Regional Accounts and Marine & Aviation accounts was mainly attributable to the retention of INSCORP contracts and, to a lesser extent, expansion with new and current clients. Controlled Source Insurance Accounts grew as a result of the expansion of current programs in response to market opportunities. The distribution of the Company's gross premiums written among its underwriting client segments was as follows:

              Gross Premiums Written by Underwriting Client Segment

                                                              December 31,
                                                        -----------------------
(Dollars in thousands)                                    1996          1995
                                                          ----          ----
Specialty ..................................            $100,817     $ 60,529
Global:
   Domestic ................................              19,818       21,010
   International ...........................              24,120       17,400
                                                        --------     --------
Subtotal Global ............................              43,938       38,410
Regional ...................................              25,967       16,738
Marine & Aviation ..........................              27,780       11,291
                                                        --------     --------
  Total Reinsurance ........................             198,502     $126,968
                                                        --------     ========
Controlled Source ..........................              58,752
                                                        --------
INSCORP Run-off ............................               6,584
                                                        --------
                                                        $263,838
                                                        ========

         Net premiums written for the year ended December 31, 1996 increased 56% to $192.3 million, compared to $123.3 million for the same period in 1995. The increase in net premiums written was principally attributable to the reasons described above for the increase in gross premiums written. Net premiums earned for the year ended December 31, 1996 were $209.5 million, an increase of $89.2 million or 74% compared to the same period in 1995.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $150.6 million for the year ended December 31, 1996 a 73% increase compared to $86.9 million for the comparable period in 1995. The increase is principally attributable to the increase in earned premiums as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) improved to 71.9% for the year ended December 31, 1996 from 72.3% recorded for the same period in 1995. The improvement of 0.4 percentage points in the loss and LAE ratio for the year ended December 31, 1996 was due to an increase in the amount of proportional business written by the Company which generally has a lower loss and LAE ratio than excess of loss business but modestly higher commissions.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $52.0 million for the year ended December 31, 1996, compared to $28.8 million for the same period in 1995. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) increased to 24.8% from 23.9% in 1995. The increase is due both to the INSCORP Run-off and to a modestly higher commission structure, as noted above, for proportional business.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $15.8 million for the year ended December 31, 1996 compared to $9.7 million for the same period in 1995. Other expenses expressed as a percentage of net earned premiums decreased to 7.5% for the year ended December 31, 1996 compared to 8.0% for the same period in 1995.

         Net Underwriting Results. The Company incurred an underwriting loss (net premiums earned minus losses, LAE and underwriting expenses) of $8.9 million for the year ended December 31, 1996 as compared to an underwriting loss of $5.2 million for the same period in 1995. The combined ratio for the years ended December 31, 1996 and 1995 computed in accordance with GAAP was 104.2% for both years. Although the loss ratio component improved to 71.9% for the year ended December 31, 1996 from 72.3% recorded for the same period in 1995, the expense ratio increased to 32.3% for the year ended December 31, 1996 from the 31.9% recorded for the same period in 1995, for the reasons noted above. On a pro forma basis, as if the Merger occurred on January 1, 1995, the expense ratio decreased to 32.3% for the year ended December 31, 1996 compared to 34.9% for the same period in 1995, and the combined ratio decreased to 104.2% for the year ended December 31, 1996 compared to 120.8% for the same period in 1995. The pro forma loss and LAE ratio for the year ended December 31, 1995 includes a strengthening of INSCORP's net loss reserves of $25.0 million for losses incurred but not reported with respect to INSCORP's business written in prior years. This reserve strengthening, which was undertaken by Piedmont prior to the Merger, increased the Company's pro forma loss and LAE ratio by 10.1 percentage points for the year.

Service Operations

         Revenue from service operations increased to $6.9 million for the year ended December 31, 1996 compared to $1.1 million for the same period in 1995. The improvement reflects increases in advisory fee revenues, equity in the earnings of investee companies acquired in the Merger and development of new fee-based revenue sources during the year.

Corporate Operations

         Interest and Amortization. Interest and amortization expenses were $7.8 million for the years ended December 31, 1996 and 1995. Interest and amortization on the Company's 10.25% Senior Notes due 2004 (the "Senior Notes") was $6.0 million for the year ended December 31, 1996 and $8.0 million for the comparable period in 1995. The 1996 amount was reduced due to the redemption of 35% of the principal amount of outstanding Senior Notes on April 8, 1996. Interest expense for the year ended December 31, 1996 also includes $1.4 million of interest and amortization expense on a $20.0 million bank facility established on the date of Merger and $0.5 million of interest and amortization related to the Archer acquisition.

Consolidated

         Net Investment Income and Net Realized Capital Gains (Losses). Consolidated net investment income, exclusive of realized and unrealized capital gains and losses, for 1996 was $43.6 million, an increase of $23.7 million, or 119%, over the same period in 1995. The improvement reflects the continued positive cash flow from operations of $14.7 million offset by a decline in the value of marked-to-market investments of $10.0 million. In addition, on June 28, 1996, Chartwell Re received $7.9 million in settlement of the Reserve Indemnification Agreement which increased the Company's invested asset base. The average annual tax equivalent yield on invested assets before investment expenses increased to 6.7% for 1996 compared to 6.8% for the same period in 1995.

         The Company realized net capital gains of $1.2 million for 1996 compared to $3.2 million for the same period in 1995. Both the 1996 and 1995 net capital gains were realized principally to reposition certain sectors of the portfolio and to modify the portfolio to improve credit quality without sacrificing yield.

         Income Before Income Taxes and Extraordinary Item. Net income before income taxes and extraordinary items increased to $31.7 million for the year ended December 31, 1996 compared to $8.9 million for the same period in 1995. The increase resulted primarily from the increase in earned premiums, the favorable results in both loss and loss adjustment expense and in other expenses, and from the increases in net investment income and service and other revenue.

         Income Tax Expense. The provision for Federal income taxes for the year ended December 31, 1996 increased to $9.3 million compared with $2.7 million for the same period in 1995. The effective tax rate was 29.4% and 30.2% for the years ended December 31, 1996 and 1995, respectively. The principal factor in the decline below the statutory rate of 35% for both periods was the benefit of investments in tax-advantaged securities which increased in the 1996 period.

         Net Income Before Extraordinary Item. Net income before extraordinary item increased to $22.4 million for the year ended December 31, 1996 as compared to $6.2 million for the same period in 1995. The largest components of this increase were increases in net investment income and income from service operations as described above

         Extraordinary Item, Net of Income Tax. The Company recognized a net after-tax extraordinary expense of $1.9 million for the year ended December 31, 1996 for the write-off of unamortized debt issuance costs and a redemption premium associated with the redemption of 35% of the Senior Notes.

         Net Income. The Company realized a net profit of $20.5 million for the year ended December 31, 1996 compared with a net profit of $6.2 million for the comparable 1995 period because of the factors discussed above.

Year Ended December 31, 1995 Compared With Year Ended December 31, 1994

         Revenues: Total revenues for the year ended December 31, 1995 increased 25% to $144.5 million, compared to $115.3 million for the comparable period in 1994. The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:

                                                              Revenues
                                                             Year Ended
                                                            December 31,
                                                     ---------------------------
(Dollars in Thousands)                                  1995             1994
                                                        ----             ----
Gross premiums written ......................        $ 126,968        $ 116,396
                                                     =========        =========
Net premiums written ........................        $ 123,314        $ 113,962
                                                     =========        =========
Premium earned ..............................        $ 120,258        $ 102,698
Net investment income .......................           19,907           14,726
Net realized capital gains (losses) .........            3,199           (3,794)
Service operations ..........................            1,095            1,679
                                                     ---------        ---------
                    Total ...................        $ 144,459        $ 115,309
                                                     =========        =========

Underwriting Operations

         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the year ended December 31, 1995 were $127.0 million, an increase of 9.1% compared to the same period in 1994. The increase in gross premiums written was attributable to premium growth on the underlying reinsured business, increased participations on existing client treaties, and the establishment of new programs and client relationships in all of Chartwell's underwriting segments. Specialty Accounts volume increased over 1994 levels due to the expansion of relationships with existing clients and the addition of new programs in the fidelity, surety and accident and health lines. Global Accounts volume decreased from 1994 levels due to a decrease in general liability premiums because of continued competitive pressures on rates while property premiums continued to grow. Gross premiums written for automobile coverage decreased as a result of developing competition in the United Kingdom marketplace for United Kingdom motor business. Regional Accounts volume decreased from 1994 levels primarily due to non-renewal of a large account that experienced deteriorating underwriting results. Chartwell elected to non-renew such account at the expiring term since other reinsurers did not support a rate increase. Marine & Aviation Accounts volume increased from 1994 levels primarily due to expansion into the marine market, an increase in aviation premiums due to increased rate levels on certain programs and expansion of existing business relationships.

           The distribution of Chartwell's gross premiums written among its underwriting client segments was as follows (in millions):

              Gross Premiums Written by Underwriting Client Segment

                                                           December 31,
                                                   -----------------------------
(Dollars in Thousands)                                  1995            1994
                                                   -------------   -------------
Specialty ............................                $ 60,529        $ 53,807
Global:
   Domestic ..........................                  21,010          22,136
   International .....................                  17,400          17,535
                                                      --------        --------
Subtotal Global ......................                  38,410          39,671
Regional .............................                  16,738          19,541
Marine & Aviation ....................                  11,291           3,377
                                                      --------        --------
                                                      $126,968        $116,396
                                                      ========        ========

         Net premiums written for the year ended December 31, 1995 increased 8.2% to $123.3 million compared to $114.0 million for the same period in 1994. Net premiums earned increased 17.1% to $120.3 million from $102.7 million in 1994. The increases in net premiums written and net premiums earned were primarily attributable to the reasons noted above. The lower percentage increase of premiums written compared to premiums earned is attributable to the delayed effect on premiums earned of the higher percentage increase in premiums written experienced in 1994.

         Loss and Loss Adjustment Expenses. Losses and loss adjustment expenses ("LAE") incurred increased 10.7% to $86.9 million for 1995 from $78.6 million in 1994. This increase was primarily attributable to the increase in loss reserves established as a result of the growth in earned premiums. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) decreased to 72.3% for 1995 from 76.5% for the 1994 period. Net losses and LAE for 1994 were increased by $5.5 million, and the loss and LAE ratio increased by
5.4 percentage points for the same period as a result of the Northridge, California earthquake. Chartwell did not incur a significant loss from either domestic or international catastrophic activity occurring in 1995.

         Policy Acquisition Costs. Policy acquisition costs, primarily brokerage fees paid to reinsurance intermediaries and commissions paid to ceding companies less commissions received from retrocessionaires, increased 18.5% to $28.8 million for 1995 from $24.3 million for 1994. Expressed as a percentage of net premiums earned, acquisition expenses were relatively unchanged at 23.9% for 1995 and 23.7% for 1994. This increase was primarily due to the decrease in the loss and loss adjustment ratio of 4.2 percentage points for the year ending December 31, 1995, which caused an increase in the contingent commission expense component of policy acquisition costs.

         Other Expenses. Other expenses relating to the underwriting operations, which include underwriting and administrative expenses, increased to $9.7 million for 1995 from $9.1 million for 1994. This increase was primarily due to a 7.0% growth in salary expense encompassing both new hires and continuing staff salary requirements and increased bonus expenses. Expressed as a percentage of net premiums earned, other expenses decreased to 8.0% in 1995 from 8.8% for 1994. This decrease was primarily due to the higher growth in net premiums earned compared to a lower increase in overhead expense.

         Net Underwriting Results. The Company incurred an underwriting loss (net premiums earned minus losses, LAE and underwriting expenses) of $5.2 million for the year ended December 31, 1995 as compared to an underwriting loss of $9.2 million for the same period in 1994. The combined ratio for the years ended December 31, 1995 and 1994 computed in accordance with GAAP was 104.2% and 109.0%, respectively. The loss ratio component improved to 72.3% for the year ended December 31, 1995 from 76.5% recorded for the same period in 1994, and the expense ratio improved to 31.9% for the year ended December 31, 1995 from the 32.5% recorded for the same period in 1994, for the reasons noted above. On a pro forma basis, as if the Merger occurred on January 1, 1995, the expense ratio for the year ended December 31, 1995 was 34.9%, and the combined ratio was 120.8%. The pro forma loss and LAE ratio for the year ended December 31, 1995 included strengthening of INSCORP's net loss reserves of $25.0 million for losses incurred but not reported with respect to INSCORP's business written in prior years. This reserve strengthening, which was undertaken by Piedmont prior to the Merger, increased the Company's pro forma loss and LAE ratio by 10.1 percentage points for the year.

Service Operations

         Income from service operations, primarily from Chartwell Advisers, decreased to $1.1 million for 1995 from $1.7 million in 1994. The service revenue for 1994 included certain one-time fees earned by Chartwell Advisers related to the start-up of New London Capital plc.

Corporate Operations

         Interest and Amortization. Interest and amortization increased by 6.0% to $7.8 million in 1995 from $7.4 million in 1994. The 1995 expense amount includes $8.0 million of interest and amortization on the Senior Notes, $0.1 million of interest on bank debt and other amortization offset by $0.3 million of savings from an interest rate swap which was terminated during the second quarter of 1995. The 1994 expense amount includes $0.9 million of interest and amortization on a senior term loan and certain subordinated debentures which were outstanding prior to the Senior Notes issuance on March 17, 1994, $6.4 million of interest and amortization on Chartwell's Senior Notes and a one-time cash conversion incentive payment of $0.8 million associated with certain refinancing transactions completed concurrently with Chartwell's issuance of the Senior Notes, as discussed under "--Liquidity and Capital Resources" below (the Senior Notes issuance and the use of proceeds thereof and the foregoing transactions being herein collectively referred to as the "1994 refinancing"), offset by $0.7 million of savings from the interest rate swap.

Consolidated

         Net Investment Income and Net Realized Capital Gains (Losses). Net investment income, exclusive of realized and unrealized capital gains and losses, increased by 35.2% to $19.9 million in 1995 from $14.7 million in 1994 as a result of additional invested assets from operating activities and improved investment income return. The net investment income return (net investment income excluding both realized and unrealized gains and losses) based on average invested assets increased to 6.8% in 1995 from 6.3% in 1994. This increase was primarily due to an increase in market interest rates in the second half of 1994.

         The Company realized net capital gains of $3.2 million in 1995 compared to net capital losses of $3.8 million for the same period in 1994. The 1995 net capital gains were realized principally to reposition certain sectors of the portfolio and to modify the portfolio to improve credit quality without sacrificing yield.

         Income Before Income Taxes and Extraordinary Item. Net income before income taxes and extraordinary items increased to $8.9 million for the year ended December 31, 1995 compared to a loss of $5.1 million for the same period in 1994. The increase resulted primarily from the increase in earned premiums, the favorable results in both loss and loss adjustment expense and in other expenses, and from the increases in net investment income and service and other revenue.

         Income Tax Expense (Benefit). The provision for Federal income taxes in 1995 increased to a $2.7 million expense compared with a $1.7 million benefit in 1994. The primary reason for the increase in 1995 compared with the same period in 1994 was the increase in income before taxes discussed above. The effective Federal tax rate was 30.2% for 1995 and 32.9% in 1994.

         Net Income (Loss) Before Extraordinary Item. Results of operations before extraordinary item increased to a profit of $6.2 million in 1995 from a loss of $3.4 million in 1994 because of the factors discussed above.

         Extraordinary Item, Net of Income Tax. Chartwell recognized a net after-tax extraordinary expense of $0.5 million in 1994 for the write-off of unamortized debt issuance costs resulting from Chartwell's 1994 refinancing.

         Net Income (Loss). Chartwell realized a $6.2 million net profit in 1995 compared with a net loss of $3.9 million in 1994 because of the factors discussed above.

         Preferred Dividends and Accretion. Preferred dividends and accretion were $1.1 million for 1994. Such amount includes a 4% cash conversion incentive payment of $0.8 million made to preferred stockholders associated with Chartwell's 1994 refinancing. All of the preferred stock was converted to common stock as part of the 1994 refinancing.

Liquidity and Capital Resources

         Chartwell is a wholly-owned subsidiary of Chartwell Re and is Chartwell Re's only directly owned subsidiary. As a holding company, Chartwell's assets consist primarily of the stock of its direct and indirect subsidiaries, Chartwell Reinsurance, INSCORP, Archer, and Chartwell Advisers. Chartwell's cash flow, therefore, depends largely on dividends and tax sharing payments from Chartwell Reinsurance. Chartwell Reinsurance's sources of funds consist primarily of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses. Chartwell Reinsurance's ability to pay cash dividends to the Company is restricted by law or subject to approval of the insurance regulatory authority of Minnesota, Chartwell Reinsurance's state of domicile. The Minnesota authority recognizes only statutory accounting practices for the ability of an insurer to pay dividends to its stockholders.

         For the years ended December 31, 1996, 1995 and 1994, Chartwell's consolidated cash flow provided by operations was $14.7 million, $23.0 million and $30.2 million, respectively. The 1996 cash flow from operations was reduced as a result of the run-off of INSCORP's reinsurance reserves. The primary contributors to the positive cash flow for the 1995 period were underwriting cash flow (i.e., premiums received less paid losses and LAE and underwriting expenses) and investment income received. The 1995 cash flow provided by operations was reduced by $10.9 million due to the payment of three unusually large claims from business written prior to 1985 and the commutation of a group of assumed contracts.

         Sales of available-for-sale investments were $500.7 million, $330.6 million and $238.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. Trading activity increased during the second and third quarters of 1995 primarily to modify the portfolio by sector and to capitalize on some opportunities to improve on credit quality without sacrificing yield. Much of the activity that occurred in 1994 was due to changes in Chartwell Re's investment guidelines which called for a repositioning of the portfolio into higher yielding securities as interest rates trended upward, particularly at the short-end of the yield-curve. During this period, Chartwell Re kept durations short and reduced its exposure to corporate bonds by selling longer maturity corporate bonds in favor of shorter maturity securities.

         At December 31, 1996, the carrying value of total investments, including cash and cash equivalents, increased by $21.8 million, or 3.1%, to $723.9 million compared to $702.1 million at December 31, 1995. The primary reasons for the increase were (i) a capital contribution from its parent company of $48.5 million, (ii) positive cash flow from operations of $14.7 million and
(iii) assets relating to the Archer Acquisition of $9.6 million, offset by (i) $28.3 million for the retirement of 35% of the Senior Notes plus accrued interest, (ii) the decline in the market value of the investment portfolio of $10.0 million pre-tax and (iii) $16.4 million for the cost of purchasing Archer shares.

         At December 31, 1996, 88.8% of Chartwell's total investments (including cash and cash equivalents) consisted of fixed income securities, of which 96.1% were rated "A" or better (or "A-1" for commercial paper) by Moody's. While uncertainties exist regarding interest rates and inflation, Chartwell attempts to minimize such risks and exposures by balancing the duration of reinsurance liabilities with the duration of assets in its investment portfolio. The current market value of Chartwell's fixed maturity investments is not necessarily indicative of their future valuation. Chartwell does not have any investments in real estate or high-yield bonds and does not have any non-income producing fixed income investments. The Company's fixed income securities portfolio at December 31, 1996 was comprised primarily of U.S. Treasury and government agency, mortgage pass-through securities, and corporate and municipal bonds.

         Financing activities have also been a source of liquidity for Chartwell, its parent and its subsidiaries. On March 17, 1994, Chartwell Re completed the offering of $75.0 million principal amount of the Senior Notes. Net proceeds of $71.9 million (after transaction expenses) were received by Chartwell Re and were used as follows:

    o $30.0 million was contributed to the statutory surplus of Chartwell Reinsurance.
    o $23.4 million was used to retire the remaining amount outstanding under the senior term loan at par.
    o $18.5 million, the remaining proceeds, was held by Chartwell Re for working capital.

         Concurrently with the Senior Notes offering, as part of the 1994 refinancing, (i) all outstanding shares of two series of Chartwell Re's preferred stock were converted to Common Stock, (ii) all outstanding shares of the remaining series of preferred stock were redeemed for a nominal consideration and (iii) the holders of certain warrants issued in connection with Chartwell Re's subordinated debentures referred to above exercised their right to acquire Common Stock and in connection therewith, all the outstanding subordinated debentures were retired.

         On May 17, 1995, Chartwell Re terminated an interest rate swap transaction it had entered into in April 1994 with a notional amount of $37.5 million to hedge the 10.25% fixed interest rate on the Senior Notes. The effect on the financial statements of this swap was a reduction of interest expense of $0.3 million for the year ended December 31, 1995 and $0.7 million in 1994.

         In connection with the establishment prior to the Merger of Chartwell as an intermediate-level holding company for Chartwell Re's operations, all of Chartwell Re's obligations under the Senior Notes were assumed by Chartwell, and Chartwell Re was released from any further obligations under the Senior Notes.

         In the first half of 1996, Chartwell Re completed a public offering of 2,725,000 shares of common stock at $23.00 per share. The net proceeds to Chartwell Re were $58.5 million after deduction of underwriting discount and expenses. Of the net proceeds, $48.5 million was contributed to the Company of which $20.0 million was contributed to the statutory surplus of Chartwell Reinsurance and $28.5 million was used to retire 35% of the Senior Notes plus accrued interest. This redemption reduced Chartwell's annual expense for interest and amortization of debt issuance costs under the Senior Notes by $2.8 million per year. As a result of the offering, Standard & Poor's improved its rating with respect to the Senior Notes to BBB- from BB and Moody's improved its rating to Ba1 from Ba2.

         Due in part to the Merger and the above transactions, the statutory surplus of Chartwell Reinsurance, determined in accordance with SAP, increased from $81.1 million at December 31, 1993 to over $238.0 million at December 31, 1996.

         In connection with the Merger, the Company entered into the Fleet Loan and the Fleet Revolver. At the time of the Merger, the Company borrowed the full amount under the Fleet Loan and used the proceeds to repay in full Piedmont's existing bank debt. The Fleet Loan had a seven year term (subject to two one-year extensions) and required equal annual repayments of principal after the first year. At December 31, 1996, there was no outstanding balance under this bank facility because it was replaced by the New Credit Facilities described below.

         In connection with the Acquisition, the Company entered into the New Credit Facilities. The New Credit Facilities provide for (i) a Term A-1 $20.0 million loan, (ii) a Term A-2 $10.0 million loan, (iii) a Term B $22.0 million loan (denominated in Pounds Sterling), and (iv) a $25.0 million revolving credit facility (subsequently increased to $35.0 million).

         On November 14, 1996 the Company borrowed the full amount under the Term A-1 loan and used the proceeds to repay the Fleet Loan in full. On November 25, 1996 the Company borrowed the full amount under the Term A-2 loan, $11.6 million under the Term B loan, and $5.1 million under the First Union Revolver to acquire Archer Shares. In addition, on November 29, 1996 the Company accessed an additional $10.3 million under the Term B loan to guarantee certain Loan Notes used to acquire Archer Shares. Subsequently, the Company paid down $1.7 million of the First Union Revolver in order to provide capacity to issue certain letters of credit in connection with the capitalization of Oak Dedicated Limited, a corporate vehicle formed by Chartwell Re to provide capacity to selected syndicates managed by Archer. Letters of credit, denominated in Pounds Sterling, totaling $22.1 million were issued on November 29, 1996 and are currently outstanding. The amounts denominated in Pounds Sterling were converted to U.S.

Dollars at the rate of 1.7125 per (pound)1, the rate in effect on December 31, 1996.

         The First Union Loans have six-year terms and the First Union Revolver has a five-year term but may be extended for one year with the consent of First Union. Term Loans A-1 and A-2 require repayment of principal starting in year 3, $6.0 million; year 4, $7.5 million; year 5, $7.5 million and year 6, $9.0 million. Term Loan B requires repayment of principal starting in year 3, $4.5 million; year 4, $5.5 million; year 5, $5.5 million and year 6, $6.7 million. Borrowings under the First Union Revolver are available at any time prior to maturity, subject to minimum funding amounts. Both the First Union Loans and the First Union Revolver will bear interest at a rate selected by the Company equal to either (1) the base rate (as defined below) or (2) London Interbank Offered Rate ("LIBOR") plus a margin (the "Margin"). The amount of the Margin will depend on the higher of the

Company's senior debt rating by Standard & Poor's or Moody's. The margin can range from 0.50% to 0.875%. Based on the Company's current senior debt ratings, the Margin over LIBOR would be 0.75%, compared to the margin under the Company's prior credit agreement with Fleet of 1.15%. The base rate is the higher of (1) First Union's prime commercial lending rate or (2) the federal funds rate plus 0.5%. the Company will also pay (1) an unused commitment fee equal to 0.25% on the aggregate unused portion of the revolver, (2) utilization fees for the issuance of letters of credit and Loan Note guarantees at a rate per annum of 0.375% (if secured) or the Margin (if unsecured) on the outstanding amount of potential credit exposure, and (3) certain other fees customary in connection with syndicated loans of this nature.

         At December 31, 1996, $20.0 million, $10.0 million, $11.6 million and $3.3 million was outstanding under the Term A-1, Term A-2, Term B loans and the First Union Revolver, respectively. In addition, at December 31, 1996, $10.3 million was used under the Term B loan to guarantee the Loan Notes and $21.7 million of letters of credit were extended under the First Union Revolver.

         Upon consummation of the Merger, Chartwell Re became the successor to Piedmont under the CI Notes. The CI Notes do not require any interest payments until maturity or earlier redemption or repurchase. Under certain circumstances, the CI Notes may be settled by delivery of shares of common stock.

         Chartwell and its subsidiaries may incur additional indebtedness in the future, subject to the limitations contained in the Senior Notes indenture and the agreements governing the New Credit Facilities.

         Chartwell is largely dependent upon receipt of dividends and other statutorily permissible payments from its subsidiaries to meet its obligations, including the obligation to pay interest and principal on the Senior Notes and under the New Credit Facilities. Further, dividend payments by Chartwell Reinsurance and INSCORP are subject to limits under the laws of the States of Minnesota and New York, respectively. Under the applicable provisions of the insurance holding company laws of the State of Minnesota, Chartwell Reinsurance may, upon five days notice to the Commissioner following the declaration of dividends to stockholders, and upon at least ten days notice to the Commissioner prior to dividend payments, pay dividends to Chartwell without the approval of the Commissioner, unless such dividends, together with other dividends paid within the preceding twelve months, exceed the greater of (i) 10% of Chartwell Reinsurance's policyholders' surplus as of the end of the prior calendar year or
(ii) Chartwell Reinsurance's statutory net income, excluding realized capital gains, for the prior calendar year. Any dividend in excess of the amount determined pursuant to the foregoing formula would be characterized as an "extraordinary dividend" requiring the prior approval of the Commissioner. In any case, the maximum amount of dividends Chartwell Reinsurance may pay is limited to its earned surplus, also known as unassigned funds. As of December 31, 1996, Chartwell Reinsurance reported unassigned funds in the amount of $54.5 million. Up to $23.8 million is available under the foregoing formula for the payment of dividends by Chartwell Reinsurance without regulatory approval in 1997. Chartwell Reinsurance paid Chartwell no dividends in 1996, 1995 or 1994.

         Under New York law, which is applicable to INSCORP, the maximum ordinary dividend payable in any twelve month period without the approval of the Superintendent may not exceed the lesser of (a) 10% of policyholders surplus as shown on the company's last annual statement or any more recent quarterly statement or (b) the company's adjusted net investment income. Adjusted net investment income is defined as net investment income for the twelve months preceding the declaration of the dividend plus the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. In any case, New York law permits the payment of an ordinary dividend by an insurer or reinsurer only out of earned surplus. Moreover, notwithstanding the receipt of any dividend from INSCORP, Chartwell Reinsurance may make dividend payments to the Company only to the extent permitted under the Minnesota provisions described above.

         In addition to the foregoing limitation, the New York Insurance Department, as is its practice in any change of control situation, has required Chartwell to commit to preclude the acquired New York-domiciled insurer, INSCORP, from paying any dividends for two years after the change of control without prior regulatory approval.

         The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, beyond the limits described in the preceding paragraph, the Commissioner and Superintendent have discretion to limit the payment of dividends by insurance companies domiciled in Minnesota and New York, respectively.

         Management believes that current levels of cash flow from operations and assets held at the holding company level provide the Company with sufficient liquidity to meet its operating needs in the short term (over the next 12 months), including the payment of interest on the Senior Notes and the New Credit Facilities. Management expects Chartwell to be able to continue to meet its operating needs after the next 12 months from internally generated funds. Since the ability of Chartwell to meet its obligations in the long term (beyond such 12-month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet its operating needs. The Company expects that, in order to repay the principal amount of the Senior Notes on maturity or otherwise, it will be required to seek additional financing or engage in asset sales or similar transactions. There can be no assurance that sufficient funds for any of the foregoing purposes would be available to the Company at such time.

Accounting Standards
Accounting for Stock-Based Compensation - SFAS No. 123

                  In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which became effective for Chartwell Re beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. Chartwell Re will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share. (See Note 15).

Long-Lived Assets - SFAS No. 121

         In March 1995, the FASB issued SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is effective for the financial statements of Chartwell for the year ended December 31, 1996. SFAS No. 121 requires impairment of property, plant and equipment, identifiable intangibles and goodwill to be considered whenever evidence suggests a lack of recoverability. The implementation of SFAS No. 121 did not have a material effect on the financial condition or results of operations of Chartwell.

Derivative Financial Instruments - SFAS No. 119

         In October 1994, the FASB issued SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments", which was effective for the financial statements of Chartwell for the year ended December 31, 1994. SFAS No. 119 requires more complete disclosure about the amounts, nature and terms of derivative financial instruments. For entities that hold derivative financial instruments for purposes other than trading, it requires disclosures about those purposes and about how the instruments are reported in the financial statements. If a purpose for holding the derivative financial instrument is to hedge anticipated transactions, SFAS No. 119 requires disclosure about the anticipated transactions, any hedging gain or loss deferred and the transactions or other events that result in the recognition of the deferred amounts.

Regulatory Accounting Practices

         Management does not believe that current accounting changes being contemplated by regulatory authorities, if implemented, would have a significant effect on the operations or liquidity of Chartwell.

Effects of Inflation

         The effects of inflation on Chartwell are considered in pricing and estimating reserves for unpaid losses and loss adjustment expenses. The actual effects of inflation on Chartwell's results cannot be accurately determined until ultimate losses are settled. However, based on the actual results reported to date, management believes that premium rates and loss reserves, including reserves for losses that have been incurred but not reported, adequately incorporate the effects of inflation. See Item 1, "Business--Reserves."

NAIC-IRIS Ratios

         The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure by an insurer from the usual values on four or more of the ratios generally leads to inquiries from individual state insurance commissioners as to certain aspects of such insurer's business. Departure from a usual value does not necessarily indicate an adverse condition, but rather a deviation from the norm.

         For the year ended December 31, 1996, Chartwell Reinsurance fell outside the range of usual IRIS values with respect to the Change in Writings ratio. This unusual value resulted from continued growth with existing and new clients in all client segments.

         For the year ended December 31, 1996, INSCORP fell outside the range of usual IRIS values with respect to the Change in Writings ratio, due to the non-renewal of its reinsurance portfolio, as well as for the Two-Year Overall Operating ratio and the Two-Year Reserve Development to Surplus ratio. The unusual values for these ratios were primarily caused by a $25.0 million strengthening in net reserves for losses incurred but not reported in calendar year 1995 with respect to INSCORP's business written in prior years.

Item 8.  Financial Statements and Supplementary Data.

    See the Consolidated Financial Statements and Notes thereto and the Schedules on pages F-1 through F-21 and S-1 through S-7 included in Part IV,
    Item 14.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures. None.

                                    PART III

Items 10 through 13

         Information required by Items 10 through 13 has been omitted because the Registrant meets the conditions set forth in General Instruction J(1)(a) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                  (a) Financial Statements and Schedules--The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this Annual Report on Form 10-K.

                  (b) Exhibits--The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

                  (c) Reports on Form 8-K--On November 20, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting under Item 2-Acquisition or Disposition of Assets-the Company's acquisition of Archer Group Holdings plc. On February 3, 1997, the Company filed a Current Report on Form 8-K/A which amended Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits - of the above mentioned report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on March 28, 1997.

                                   CHARTWELL RE HOLDINGS CORPORATION


                                   By: /s/ Charles E. Meyers
                                       -----------------------------------------
                                   Charles E. Meyers
                                   Senior Vice President and
                                   Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                                          Title                            Date
----------                                          -----                            ----


   /s/ Richard E. Cole            Chief Executive Officer and Chairman of the        March 28, 1997
----------------------------      Board of Directors (Principal Executive
    Richard E. Cole               Officer)


   /s/ Charles E. Meyers          Senior Vice President and Chief Financial          March 28, 1997
----------------------------      Officer (Principal Financial Officer)
    Charles E. Meyers


   /s/ Richard B. Primerano       Vice President and Controller (Principal           March 28, 1997
----------------------------      Accounting Officer)
    Richard B. Primerano


   /s/  Steven J. Bensinger       Director                                           March 28, 1997
----------------------------
    Steven J. Bensinger


   /s/ Jacques Q. Bonneau         Director                                           March 28, 1997
----------------------------
    Jacques Q. Bonneau

                        CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)

Index to Financial Statements

Independent Auditors' Report ..................................................................  F-2
Consolidated Balance Sheets at December 31, 1996 and 1995 .....................................  F-3
Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994 ....  F-4
Consolidated Statements of Common Stockholder's Equity for the Years Ended
December 31, 1996, 1995 and 1994 ..............................................................  F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994 ....  F-6
Notes to Consolidated Financial Statements for the Years Ended December 31, 1996, 1995 and 1994  F-7

Index to Schedules

Schedule I--Summary of Investments--Other than Investments in Related Parties .................  S-1
Schedule II--Condensed Financial Information of Registrant-Balance Sheets .....................  S-2
Schedule II--Condensed Financial Information of Registrant-Statements of Operations ...........  S-3
Schedule II--Condensed Financial Information of Registrant-Statements of Cash Flows ...........  S-4
Schedule IV--Reinsurance ......................................................................  S-5
Schedule V--Valuation and Qualifying Accounts .................................................  S-6
Schedule VI--Supplemental Information Concerning Property/Casualty Insurance Operations .......  S-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Chartwell Re Holdings Corporation
Stamford, Connecticut

          We have audited the accompanying consolidated balance sheets of Chartwell Re Holdings Corporation and subsidiaries as of December 31, 1996 and 1995, the related consolidated statements of operations, common stockholder's equity, and cash flows for the year ended December 31, 1996, the consolidated statements of operations, stockholder's equity and cash flows of Chartwell Re Corporation (Predecessor) and subsidiaries for the years ended December 31, 1995 and 1994. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chartwell Re Holdings Corporation and subsidiaries as of December 31, 1996 and 1995, the results of their operations and their cash flows for the year ended December 31, 1996, and the results of operations and cash flows of Chartwell Re Corporation (Predecessor) and subsidiaries for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey

February 5, 1997

                        CHARTWELL RE HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                  (dollars in thousands, except share amounts)

ASSETS:                                                                         1996          1995
Investments:
  Fixed maturities:
    Held to maturity  (market value 1996, $36,620;
      1995, $27,965) .....................................................  $    36,043   $    26,691
    Available for sale (amortized cost 1996, $609,368;
      1995, $481,175) ....................................................      606,621       489,107
  Other investments ......................................................       30,896        33,837
Cash and cash equivalents ................................................       50,343       152,507
                                                                            -----------   -----------
          Total investments and cash .....................................      723,903       702,142
Accrued investment income ................................................       10,529         7,759
Premiums in process of collection ........................................       86,351        73,620
Reinsurance recoverable: on paid losses ..................................       29,767        15,580
                                         on unpaid losses ................      172,377       179,854
Prepaid reinsurance ......................................................       21,733        18,212
Goodwill .................................................................       52,609
Deferred policy acquisition costs ........................................       17,903        18,809
Deferred income taxes ....................................................       42,160        39,517
Deposits .................................................................       18,135        17,481
Other assets .............................................................       69,757        47,373
                                                                            -----------   -----------
                                                                            $ 1,245,224   $ 1,120,347
                                                                            ===========   ===========

LIABILITIES:
Loss and loss adjustment expenses ........................................  $   747,858   $   741,467
Unearned premiums ........................................................       81,599        90,573
Other reinsurance balances ...............................................       15,085         4,689
Accrued expenses and other liabilities ...................................       51,763        20,190
Long term debt ...........................................................      107,297        95,000
                                                                            -----------   -----------
           Total liabilities .............................................    1,003,602       951,919
                                                                            -----------   -----------
COMMMITMENTS AND CONTINGENCIES (Note 13)

MINORITY INTEREST ........................................................        9,469

COMMON STOCKHOLDER'S EQUITY
  Common stock, par value $1.00 per share; authorized 1,000 shares; shares issued and outstanding 100
  Additional paid-in capital .............................................      217,866       169,320
  Net unrealized appreciation (depreciation) of investments ..............       (1,379)        5,219
  Foreign currency translation adjustment ................................        1,291             9
  Retained earnings (deficit) ............................................       14,375        (6,120)
                                                                            -----------   -----------
          Total common stockholder's equity ..............................      232,153       168,428
                                                                            -----------   -----------
                                                                            $ 1,245,224   $ 1,120,347
                                                                            ===========   ===========

                 See notes to consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                (dollars in thousands, except per share amounts)

                                                                              Chartwell Re Corporation
                                                                                   (Predecessor)
                                                                              -----------------------
                                                                    1996          1995        1994
UNDERWRITING OPERATIONS:
Premiums earned ..............................................  $   209,503   $   120,258   $ 102,698
Net investment income ........................................       42,995        18,917      13,889
Net realized capital gains (losses) ..........................        1,106         3,109      (3,495)
                                                                -----------   -----------   ---------
    Total revenues ...........................................      253,604       142,284     113,092
                                                                -----------   -----------   ---------
Loss and loss adjustment expenses ............................      150,621        86,949      78,577
Policy acquisition costs .....................................       52,030        28,790      24,295
Other expenses ...............................................       15,774         9,694       9,071
                                                                -----------   -----------   ---------
     Total expenses ..........................................      218,425       125,433     111,943
                                                                -----------   -----------   ---------
Income before taxes - underwriting operations ................       35,179        16,851       1,149
                                                                -----------   -----------   ---------
SERVICE OPERATIONS:
Service and other revenue ....................................        3,367         1,095       1,679
Equity in net earnings of investees ..........................        3,559
Net investment income ........................................            9            44          29
                                                                -----------   -----------   ---------
     Total revenues ..........................................        6,935         1,139       1,708
                                                                -----------   -----------   ---------
Expenses .....................................................        2,233         1,056       1,104
                                                                -----------   -----------   ---------
Income before taxes - service operations .....................        4,702            83         604
                                                                -----------   -----------   ---------
CORPORATE:
Net investment income ........................................          594           946         808
Net realized capital gains (losses) ..........................           51            90        (299)
General and administrative expenses ..........................        1,043         1,211           3
Interest expense .............................................        7,367         7,466       6,999
Amortization expense .........................................          410           354         380
                                                                -----------   -----------   ---------
Loss before taxes - Corporate ................................       (8,175)       (7,995)     (6,873)
                                                                -----------   -----------   ---------

Consolidated income (loss) before taxes and extraordinary item       31,706         8,939      (5,120)
Income tax expense (benefit) .................................        9,337         2,700      (1,685)
                                                                -----------   -----------   ---------
Net income (loss) before extraordinary item ..................       22,369         6,239      (3,435)
Extraordinary item, net of tax ...............................        1,874                       465
                                                                -----------   -----------   ---------
Net income (loss) ............................................       20,495         6,239      (3,900)
Less:  Preferred dividends and accretion .....................                                  1,078
                                                                -----------   -----------   ---------
Income (loss) attributable to common shares ..................  $    20,495   $     6,239   $  (4,978)
                                                                ===========   ===========   =========

Per Share Data:
Net income (loss) before extraordinary item ..................                $      1.66   $   (0.84)
                                                                              ===========   =========
Weighted average number of common shares
 outstanding .................................................                  3,755,312   3,760,685
                                                                              ===========   =========

                 See notes to consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (dollars in thousands)

                                                                   Chartwell Re Corporation
                                                                        (Predecessor)
                                                                    --------------------

                                                           1996        1995       1994
COMMON STOCK
  Balance at beginning of year .......................              $      38   $     20
  Issuance of common stock ...........................                     31         18
                                                                    ---------   --------
  Balance at end of year .............................              $      69   $     38
                                                                    =========   ========
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year .......................  $ 169,320   $  77,254   $ 41,232
  Issuance of common stock ...........................     48,546      76,051     36,105
  Cancellation of common stock .......................                               (83)
                                                        ---------   ---------   --------
  Balance at end of year .............................  $ 217,866   $ 153,305   $ 77,254
                                                        =========   =========   ========
UNREALIZED APPRECIATION (DEPRECIATION) OF
  INVESTMENTS, NET OF TAX
  Balance at beginning of year .......................  $   5,219   $  (8,608)  $    697
  Change in net unrealized appreciation (depreciation)     (6,598)     13,827     (9,305)
                                                        ---------   ---------   --------
  Balance at end of year .............................  $  (1,379)  $   5,219   $ (8,608)
                                                        =========   =========   ========
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  Balance at beginning of year .......................  $       9   $      14   $    (10)
  Change in foreign currency translation adjustment ..      1,282          (5)        24
                                                        ---------   ---------   --------
  Balance at end of year .............................  $   1,291   $       9   $     14
                                                        =========   =========   ========
RETAINED EARNINGS (DEFICIT)
  Balance at beginning of year .......................  $  (6,120)  $ (12,359)  $ (7,381)
  Accretion of discount on preferred stock ...........                               (30)
  Net income (loss) ..................................     20,495       6,239     (3,900)
  Preferred dividends - Declared and paid ............                            (1,612)
                      - Accrued ......................                               564
                                                        ---------   ---------   --------
  Balance at end of year .............................  $  14,375   $  (6,120)  $(12,359)
                                                        =========   =========   ========
TOTAL COMMON STOCKHOLDER'S EQUITY
  Balance at beginning of year .......................  $ 168,428   $  56,339   $ 34,558
  Issuance of common stock ...........................     48,546      76,082     36,123
  Change in net unrealized appreciation (depreciation)     (6,598)     13,827     (9,305)
  Accretion of discount on preferred stock ...........                               (30)
  Net income (loss) ..................................     20,495       6,239     (3,900)
  Preferred dividends - Declared and paid ............                            (1,612)
                      - Accrued ......................                               564
  Cancellation of common stock .......................                               (83)
  Translation adjustment .............................      1,282          (5)        24
                                                        ---------   ---------   --------
  Balance at end of year .............................  $ 232,153   $ 152,482   $ 56,339
                                                        =========   =========   ========

                 See notes to consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (dollars in thousands)

                                                                                    Chartwell Re Corporation
                                                                                         (Predecessor)
                                                                                    ---------------------
                                                                           1996        1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net premiums collected .......................................  $ 126,456   $  87,324   $  79,482
        Net losses & loss adjustment expenses ........................   (136,753)    (56,813)    (46,871)
        Overhead expenses ............................................    (17,166)     (9,488)    (10,853)
        Service and other revenue ....................................      3,190       1,095       1,011
        Net income taxes (paid) recovered ............................     (5,168)       (543)      1,056
        Interest received on investments .............................     43,158      19,107      12,351
        Interest paid ................................................     (7,415)     (7,219)     (4,952)
        Other, net ...................................................      8,443     (10,485)     (1,009)
                                                                        ---------   ---------   ---------
             Net cash provided by operating activities ...............     14,745      22,978      30,215
                                                                        ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash from acquisitions of Piedmont Management Company, Inc.
       and Drayton Company Limited ...................................                135,937
       Investment in Archer Group Holdings, net of cash required .....    (39,156)
       Purchases of Held-to-maturity Securities ......................     (8,105)     (1,724)     (9,167)
       Purchases of Available-for-sale Securities ....................   (640,182)   (374,961)   (303,859)
       Maturities of Held-to-maturity Securities .....................        430       1,054          30
       Maturities of Available-for-sale Securities ...................     20,729       5,216       1,570
       Sales of Available-for-sale Securities ........................    500,706     330,563     238,646
                                                                        ---------   ---------   ---------
               Net cash (used in)provided by investing activities ....   (165,578)     96,085     (72,780)
                                                                        ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contribution from parent ................................     48,546
     Net proceeds from senior notes offering .........................                             71,934
     Issuance of Long-term debt ......................................     48,057
     Redemption of Long-term debt ....................................    (48,280)                (25,900)
     Conversion incentive ............................................                             (1,537)
     Dividends paid ..................................................                               (828)
     Other, net ......................................................                   (250)        139
                                                                        ---------   ---------   ---------
              Net cash provided by (used in) financing activities ....     48,323        (250)     43,808
                                                                        ---------   ---------   ---------
                     Effect of exchange rate on cash .................        346          (5)         24
                                                                        ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents .................   (102,164)    118,808       1,267
Cash and cash equivalents at beginning of year .......................    152,507      37,005      35,738
                                                                        ---------   ---------   ---------
Cash and cash equivalents at end of year .............................  $  50,343   $ 155,813   $  37,005
                                                                        =========   =========   =========
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
    Net income (loss) ................................................  $  20,495   $   6,239   $  (3,900)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities
          Extraordinary item .........................................      1,874                     465
          Net realized capital gains .................................     (1,158)     (3,199)      3,794
          Deferred policy acquisition costs ..........................        906      (1,502)     (2,980)
          Deferred income taxes ......................................     (4,234)      2,461        (227)
          Unpaid loss and loss adjustment expenses ...................      6,391      28,205      31,720
          Unearned premiums ..........................................     (8,974)      5,805      12,500
          Other reinsurance balances .................................      6,475      (4,494)      1,524
          Reinsurance recoverable ....................................     (6,710)      1,395        (890)
          Net change in receivables and payables .....................     (2,143)    (11,067)    (11,602)
          Other, net .................................................      1,823        (865)       (189)
                                                                        ---------   ---------   ---------
                  Net cash provided by operating activities ..........  $  14,745   $  22,978   $  30,215
                                                                        =========   =========   =========

                 See notes to consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. ACQUISITIONS

Formation of Chartwell Re Holdings Corporation

            Chartwell Re Holdings Corporation ("Chartwell" or the "Company") is a wholly-owned subsidiary of Chartwell Re Corporation ("Chartwell Re" or the "Predecessor") and was formed in 1995 to act as an intermediate holding company for Chartwell Re following the merger with Piedmont Management Company Inc. ("Piedmont") described below. All subsidiaries of Chartwell Re were contributed to the Company and the Company assumed the liability for the long-term debt of Chartwell Re.

            For accounting purposes, the formation of Chartwell and the contribution of all Chartwell Re's subsidiaries and the assumption of Chartwell Re's long term debt is treated as if it occurred on December 31, 1995. As such the consolidated statements of operations, stockholder's equity and cash flows of Chartwell Re for each of the years in the two year period ended December 31, 1995 have been included in these financial statements.

Archer Group Holdings Acquisition

            On November 19, 1996, Chartwell Holdings Limited ("Holdings Limited"), a newly-formed, indirect majority-owned subsidiary of the Company acquired 100% of the outstanding stock (the "Acquisition") of Archer Group Holdings plc ("Archer Holdings") in exchange for cash and loan notes ("Loan Notes"). The Loan Notes, guaranteed by First Union National Bank N.A., pay interest semi-annually at one percent below the Sterling London Interbank Offered Rate ("Sterling LIBOR") and mature in June 2002. The Loan Notes are transferable, subject to certain restrictions, but are not listed on any exchange. Prior to the Acquisition, Archer Holdings was publicly traded on the London Stock Exchange. It is the parent company of Archer Managing Agents Limited ("Archer"), a managing agency in the Lloyd's of London ("Lloyd's") marketplace.

            The Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on the respective fair values at the date of acquisition. Goodwill of approximately $52,294,000, representing the excess of net assets acquired over the purchase price, is being amortized on a straight-line basis over twenty-five years.

            The purchase price presented at the US Dollar equivalent at the Acquisition date, was determined to be $60,289,000 and was allocated to the respective net assets and liabilities received as follows (in thousands):

Historical book value of Archer Holdings .....................         $  6,044
                                                                       --------
Acquisition adjustments:
  Deferred taxes .............................................           (1,666)
  Accrued expenses ...........................................           (1,430)
  Other assets ...............................................            5,047
                                                                       --------
                                                                          1,951
Fair value adjustment - Goodwill .............................           52,294
                                                                       --------
Total purchase price .........................................         $ 60,289
                                                                       ========

            The purchase has been reflected in the consolidated balance sheet of the Company as of December 31, 1996. Archer Holdings' fiscal year end is September 30. Results of Archer Holdings' operations from the date of acquisition to December 31, 1996 were not material to the consolidated financial statements of the Company and, accordingly, have not been included in such financial statements.

            Chartwell Re directly owns 35% of Holdings Limited. Such minority interest is presented in the consolidated balance sheet.

Piedmont Management Company Merger

            On December 13, 1995, Chartwell Re acquired The Insurance Corporation of New York ("INSCORP") (formerly, The Reinsurance Corporation of New York) as a result of a merger with INSCORP's former parent, Piedmont, whereby Piedmont was merged with and into Chartwell Re (the "Merger"), with Chartwell Re as the surviving corporation. As consideration for the Merger, Chartwell Re issued an aggregate of 3,103,499 shares of common stock to the shareholders of Piedmont, representing 45.25% of the outstanding common stock of Chartwell Re immediately following the Merger.

            Piedmont was a financial services holding company, the principal subsidiaries of which were INSCORP and Lexington Global Asset Managers Inc. ("Lexington"). Immediately prior to the merger, Piedmont spun off Lexington to its shareholders, thereby excluding it from the Merger. INSCORP, the acquired operating company of Piedmont, is a property and casualty insurance company.

            The acquisition of Piedmont was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on respective fair values at the date of acquisition. Goodwill of approximately $5,389,000 is being amortized on a straight line basis over forty years.

            The purchase price was determined to be $80,256,000 and was allocated to the respective net assets and liabilities received as follows (in thousands):

Historical book value of Piedmont after
   giving effect to the Spin-off of Lexington, the CI
   Notes dividend and certain pre-Merger events .................      $ 80,233
                                                                       --------
Merger adjustments:
  Deferred taxes ................................................         1,313
  Other assets ..................................................        (8,158)
  Accrued liabilities ...........................................          (904)
                                                                       --------
                                                                         (7,749)
                                                                       --------
Fair value adjustments:
   Investments ..................................................         2,383
   Goodwill .....................................................         5,389
                                                                       --------
                                                                          7,772
                                                                       --------
    Total purchase price ........................................      $ 80,256
                                                                       ========

            Upon consummation of the Merger, Chartwell Re assumed all of Piedmont's obligations under the Contingent Interest Notes (the "CI Notes"). The CI Notes were issued immediately prior to the Merger to protect Chartwell Re against the possibility of adverse development of INSCORP's reserves for losses and loss adjustment expenses (LAE), particularly with respect to INSCORP's potential exposures for environmental impairment, asbestos-related and latent injury claims and other long-tail casualty exposures (Notes 11 and 12).

            The purchase has been reflected in the consolidated balance sheet of the Company as of December 31, 1995. Results of Piedmont's operations from the date of acquisition to December 31, 1995 were not material to the consolidated financial statements of Chartwell Re.

Drayton Acquisition

            On May 31, 1995, Chartwell Re acquired 100% of the outstanding stock of Drayton Company Limited (Drayton) in exchange for a nominal cash payment. Drayton is a Bermuda based insurer which is not currently writing new business. The Company is managing the resolution of Drayton's remaining claims and assets in a run-off of Drayton's old business.

            The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on respective fair values at the date of acquisition. Negative goodwill of approximately $498,000, representing the excess of net assets acquired over the purchase price, is being amortized on a straight-line basis over the estimated run-off period of five years. Results of Drayton's operations from the date of acquisition to December 31, 1995 were included in Chartwell Re's consolidated results. The historical results of Drayton for the periods prior to the date of acquisition were not material and as such have not been included in the pro forma unaudited consolidated income statement information contained in this note.

            The following pro forma unaudited consolidated income statement information for the Company for the year ended December 31, 1996 and for Chartwell Re for the year ended December 31, 1995 is presented as though the acquisition of Archer Holdings, the acquisition of Piedmont, and the redemption of 35% of the outstanding 10.25% Senior Notes due 2004 ("Senior Notes") (See
Note 12) had occurred on January 1, 1995 (in thousands, except per share amount):

                                                        1996             1995

Total revenues ...............................       $ 289,336        $ 324,925
Net income (loss) ............................       $  24,990        $  (6,074)
Income (loss) per common share ...............                        $   (0.89)

            This pro forma financial information has been prepared for informational purposes only and includes certain adjustments such as amortization expense as a result of goodwill, and certain other adjustments, together with related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been consummated on the assumed dates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (a) Basis of Presentation--The Company is an insurance holding company which conducts business through its principal operating subsidiaries, Chartwell Reinsurance Company ("Chartwell Reinsurance"), INSCORP, Archer and Chartwell Advisers Limited ("Chartwell Advisers") .

            The Company owns 100% of the common stock of Chartwell Reinsurance, Drayton, Chartwell Advisers and Dakota Specialty Insurance Company ("Dakota"). Chartwell Reinsurance owns 100% of the common stock of INSCORP and 65% of the common stock of Holdings Limited. Chartwell Advisers acts as the exclusive advisor to a non-affiliated company formed to underwrite at Lloyd's through a group of wholly-owned subsidiaries that are limited liability corporate members of certain selected Lloyd's syndicates. Dakota is a newly-formed, indirect wholly-owned subsidiary, which will be the Company's non admitted entity writing surplus lines business.

            The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

            Investments in companies in which the Company owns 20 to 50 percent of the voting common stock or has the ability to exercise significant influence over the operating and financial policies of the investees are accounted for under the equity method.

            (b) Investments--Fixed maturity securities are categorized as either assets held to maturity or as available for sale. Securities on deposit with state regulatory authorities are designated as held to maturity and are recorded at amortized cost. The Company has both the ability and intent to hold these securities until their maturity. All investments designated as available for sale are stated at aggregate market value with unrealized appreciation and depreciation reported as a separate component of stockholder's equity, net of applicable deferred income taxes.

            Realized gains and losses on sales of securities are determined on the specific identification method. Investment income is recognized when earned.

            (c) Cash and Cash Equivalents--The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

            (d) Premiums Earned and Unearned Premiums-- Premiums, net of reinsurance ceded, are recognized as income ratably during the terms of the related insurance and reinsurance contracts. Unearned and prepaid reinsurance premium reserves are established to cover the unexpired portion of premiums written. Such reserves are computed by pro rata methods for direct business and are established based on reports received from ceding companies for reinsurance.

            The Company estimates and accrues for unreported premiums and losses, as well as premium and commission adjustments on retrospectively rated or other experience rated reinsurance contracts, based on the difference between total costs before and after the experience under the contract (the with-and-without method). These estimates of experience to date are based on statistical data with subsequent adjustments recorded in the period in which they become known.

            (e) Profit Commissions--Profit commissions earned on business emanating from Lloyd's syndicates are estimated, earned and recorded using studies of the profitability of the business underwritten. Profit commission estimates are continually monitored and reviewed. As new information is received, changes are reflected in current operations with final settlement three years after the underwriting year to which it relates.

            (f) Deferred Policy Acquisition Costs--Acquisition costs, comprised primarily of commissions, are deferred and amortized over the period in which the related premiums are earned.

            (g) Deposits--Deposits are those premiums paid in relation to reinsurance contracts which do not qualify as a transfer of risk under the Company's accounting policies. The deposits earn interest at the contractual amounts set forth in the reinsurance contracts.

            (h) Loss and Loss Adjustment Expenses--The liability for loss and LAE is based on reports and individual case estimates and additional estimates provided by the Company's claims department. The liability also includes an amount for loss and LAE incurred but not reported based on past experience of the Company and the reinsurance and insurance industries. These estimates are regularly reviewed and, as new information becomes known, the liability is adjusted as necessary. Such adjustments, if any, are reflected in results of operations in the period in which they become known.

            (i) Income Taxes--Deferred income tax assets result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences will result in taxable or deductible amounts in future years.

            (j) Goodwill--Goodwill represents the unamortized excess of purchase price over the fair value of net assets of acquired entities. Goodwill is amortized generally on a straight-line basis over periods not to exceed forty years. Amortization charged to operations for the years ended December 31, 1996, 1995 and 1994 was $(11,754), $(11,754) and $46,438, respectively.

            (k) Insurance Brokerage Assets and Liabilities - The following fiduciary assets and liabilities maintained by the Company's insurance agency subsidiaries on behalf of the insureds and the insurance companies are presented net in the consolidated financial statements at December 31, 1996 (in thousands):

Cash ....................................................              $ 13,839
Accounts Receivable .....................................              $ 18,599
Accounts Payable ........................................              $(32,438)

            (l) Business Segments--The Company's operations have been classified into two business segments. The Underwriting Operations segment includes the pre-tax results of the insurance entities over which management of the Company is responsible for making all underwriting decisions. This segment consists primarily of the premiums, losses, expenses and investment results of Chartwell Reinsurance and INSCORP. The Service Operations segment includes the pre-tax results from services or capital provided to or investments in insurance entities over which management of the Company does not influence the underwriting decisions. The Service segment will also include the operations of Archer. Corporate items relate primarily to capital costs associated with the Company's debt as well as unallocated employee expenses incurred in connection with the investigation of possible acquisition targets.

            The statement of operations has been classified to present the total revenue and pre-tax results of each segment. This segmentation highlights the increasing importance of the Service segment to the Company. The identifiable assets of each of the segments as well as the unallocated corporate assets is summarized as follows (in thousands):

                                                       1996               1995
                                                   ----------         ----------
Underwriting operations ..................         $1,140,136         $1,099,745
Service operations .......................             87,800              5,827
Corporate ................................             17,288             14,775
                                                   ----------         ----------
    Total assets .........................         $1,245,224         $1,120,347
                                                   ==========         ==========

            (m) Results per Common Share--Earnings per common share in 1995 were calculated based upon the weighted average number of common shares outstanding excluding the effect of common stock equivalents which would not be materially dilutive. The 1995 earnings per share do not include the results of Piedmont because their results of operations subsequent to the Acquisition and the Merger to the end of the year indicated were immaterial to Chartwell Re. Pro forma income (loss) per common share is presented in 1994. Such computation includes the conversion of certain preferred stock and the exercise of certain warrants, both of which occurred in connection with the 1994 refinancing. Common equivalent shares from the exercise of stock warrants and options remaining outstanding have not been included as their effect on earnings per share would be antidilutive.

            (n) Minority Interest--Minority interest primarily represents the minority stockholder's proportionate share of the equity of Holdings Limited.

            (o) Foreign Currency Translation-- Adjustments resulting from the translation of the financial statements of Chartwell Advisers and Holdings Limited (which are denominated in Pounds Sterling) to U.S. dollars are reported as a separate component of stockholder's equity. Assets and liabilities denominated in foreign currency are translated at the exchange rates in effect at the balance sheet date. Results of operations are translated at average exchange rates during each period.

            (p) Disclosure about Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosures of the estimated fair market value of certain financial instruments. In cases where quoted market prices are not readily available, fair values are based on estimates that use present value or other valuation techniques.

            (q) Management Estimates--The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated statements of the financial condition and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

            (r) Reclassification-- Certain account balances from prior years presentation have been reclassified to conform with the current year presentation.

3. INVESTMENTS

            The amortized cost and estimated market values of investments in securities with fixed maturities were as follows (in thousands):

                                                                     Gross Unrealized     Estimated
                                                        Amortized   ------------------    Market      Carrying
                                                          Cost       Gains     Losses      Value       Amount
                                                        --------    -------    -------    --------    --------
December 31, 1996:
  Held to maturity:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies .........    $ 18,841    $    92    $   314    $ 18,619    $ 18,841
    Obligations of states and political subdivisions       1,895         10          1       1,904       1,895
    Debt securities issued by foreign governments ..      14,545        832         81      15,296      14,545
    Corporate securities ...........................         762         39                    801         762
                                                        --------    -------    -------    --------    --------
Subtotal ...........................................      36,043        973        396      36,620      36,043
                                                        --------    -------    -------    --------    --------

Available for sale:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies .........      73,419        281      1,602      72,098      72,098
    Obligations of states and political subdivisions     132,906        848        900     132,854     132,854
    Debt securities issued by foreign governments ..       8,139        129         48       8,220       8,220
    Corporate securities ...........................     181,384      1,337      2,501     180,220     180,220
    Redeemable Preferred Stock .....................      33,773                            33,773      33,773
    Mortgage backed securities .....................     179,747      1,026      1,317     179,456     179,456
                                                        --------    -------    -------    --------    --------
Subtotal ...........................................     609,368      3,621      6,368     606,621     606,621
                                                        --------    -------    -------    --------    --------

Total ..............................................    $645,411    $ 4,594    $ 6,764    $643,241    $642,664
                                                        ========    =======    =======    ========    ========

December 31, 1995:
  Held to maturity:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies .........    $ 13,596    $   690    $     2    $ 14,284    $ 13,596
    Obligations of states and political subdivisions       2,110         70                  2,180       2,110
    Debt securities issued by foreign governments ..      10,155        513         26      10,642      10,155
    Corporate securities ...........................         830         29                    859         830
                                                        --------    -------    -------    --------    --------
Subtotal ...........................................      26,691      1,302         28      27,965      26,691
                                                        --------    -------    -------    --------    --------

Available for sale:
    U.S. Treasury securities and obligations of U.S.
      government corporations and agencies .........      97,885      2,018         12      99,891      99,891
    Obligations of states and political subdivisions      47,882        733          9      48,606      48,606
    Debt securities issued by foreign governments ..       4,362        124                  4,486       4,486
    Corporate securities ...........................     166,017      2,224        351     167,890     167,890
    Mortgage backed securities .....................     165,029      3,370        165     168,234     168,234
                                                        --------    -------    -------    --------    --------
Subtotal ...........................................     481,175      8,469        537     489,107     489,107
                                                        --------    -------    -------    --------    --------

Total ..............................................    $507,866    $ 9,771    $   565    $517,072    $515,798
                                                        ========    =======    =======    ========    ========

            The amortized cost and estimated market value of securities with fixed maturities at December 31, 1996 and 1995, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Held to Maturity      Available for Sale
                                            --------------------    --------------------
                                                        Estimated               Estimated
                                            Amortized    Market    Amortized     Market
                                              Cost       Value        Cost       Value
                                            --------    --------    --------    --------
December 31, 1996:
  Due in one year or less ..............    $  1,618    $  1,647    $ 19,378    $ 19,460
  Due after one year through five years       26,187      26,478     132,431     132,405
  Due after five years through ten years       6,218       6,595     164,331     163,286
  Due after ten years ..................       2,020       1,900     113,481     112,014
  Mortgage backed securities ...........                             179,747     179,456
                                            --------    --------    --------    --------

                                            $ 36,043    $ 36,620    $609,368    $606,621
                                            ========    ========    ========    ========
December 31, 1995:
  Due in one year or less ..............    $  3,065    $  3,075    $ 14,820    $ 14,856
  Due after one year through five years       18,014      19,241     126,899     127,976
  Due after five years through ten years       5,365       5,390      90,372      91,641
  Due after ten years ..................         247         259      84,055      86,400
  Mortgage backed securities ...........                             165,029     168,234
                                            --------    --------    --------    --------

                                            $ 26,691    $ 27,965    $481,175    $489,107
                                            ========    ========    ========    ========

            Proceeds from sales of investments in securities with fixed maturities (excluding security paydowns and calls) during 1996, 1995, and 1994, all of which were classified as available for sale, were $281,712,000, $326,353,000 and $234,082,000, respectively. Gross gains of $2,683,000,
$4,805,000 and $1,222,000 and gross losses of $2,284,000 $1,275,000 and
$5,016,000 were realized on those sales during the years ended December 31, 1996, 1995 and 1994, respectively.

            Major categories of net investment income for the years ended December 31, 1996, 1995 and 1994 were as follows (in thousands):

                                                1996        1995         1994
Investment income:
  Fixed maturities ......................    $ 43,344     $ 20,468     $ 15,331
  Equity securities .....................       1,150            1            1
  Mortgage loans ........................                        5           19
  Other .................................          96          123
                                             --------     --------     --------
Total investment income .................      44,590       20,597       15,351
Investment expenses .....................        (992)        (690)        (625)
                                             --------     --------     --------
Net investment income ...................    $ 43,598     $ 19,907     $ 14,726
                                             ========     ========     ========

Realized gains (loss) on investments:
  Fixed maturities ......................    $    373     $  3,530     $ (3,794)
  Equity securities .....................         784         (331)
                                             --------     --------     --------
Net realized capital gains (losses) .....    $  1,157     $  3,199     $ (3,794)
                                             ========     ========     ========

            The net unrealized appreciation (depreciation) of investments included as a separate component of common stockholder's equity at December 31, 1996 and 1995 is as follows (in thousands):

                                                              1996       1995
Difference between market value and amortized cost of
available for sale portfolio:
     Fixed maturities ...................................    $(2,747)   $ 7,932
     Equity securities ..................................        629        (25)
                                                             -------    -------
                                                              (2,118)     7,907
Deferred tax benefit (expense) ..........................        739     (2,688)
                                                             -------    -------
Net unrealized appreciation (depreciation) of investments    $(1,379)   $ 5,219
                                                             =======    =======

            Unrealized appreciation (depreciation) of investments in equity securities at December 31, 1996 and 1995 includes gross unrealized gains of $913,000 and $31,000 respectively, and gross unrealized losses of $ 284,000 and $56,000, respectively.

            At December 31, 1996 and 1995, bonds with a carrying value of approximately $36,043,000 and $26,691,000 respectively, were on deposit with state regulatory authorities, as required by law. The Company also had cash, cash equivalents and bonds totaling $9,747,000 and $7,718,000 in a trust held for the benefit of one ceding company at December 31, 1996 and 1995.

            At December 31, 1996 and 1995, the Company had $7,000,000, held in commercial paper of 90-days or less maturity and rated not less than A-1 as defined by Standard & Poor's or P-1 as defined by Moody's Investors Service, Inc. in accordance with certain debt covenants executed in conjunction with the Senior Notes. At December 31, 1996 and 1995, the Company also had $19,319,000 and $19,007,000, respectively, of investments held in collateral accounts subject to certain restrictions in conjunction with a loan guarantee and a letter of credit arrangement (Note 4).

            At December 31, 1996 and 1995, the Company had loaned securities of approximately $53,936,000, and $91,765,000, respectively, at fair market value under a security lending agreement administered through First Trust, the Company's primary custodian. In connection with these transactions, the Company holds as collateral securities with a fair value equal to 102% of the fair value of the securities lent to others. Such collateral securities are marked to market on a daily basis and borrowers are required to supply additional collateral to prevent any collateral from falling below 100% of the market value of the loaned securities.

            In November 1995, the Financial Accounting Standards Board ("FASB") allowed companies to transfer securities prior to December 31, 1995 out of the held to maturity classification to available for sale without "tainting" their investment portfolio. At November 30, 1995, the Company transferred bonds with an amortized cost of $14,982,000 and a market value of $16,730,000 from held to maturity to available for sale, increasing stockholder's equity by $1,748,000.

4. FAIR VALUE AND FINANCIAL INSTRUMENTS

            The following methods were used in estimating fair value disclosures for significant financial instruments. Cash equivalents approximate their carrying amount due to the short duration of those investments. Fixed maturity securities are based upon quoted market information. The fair value of long term debt at December 31, 1996 is based upon current market price.

            The carrying amounts and fair values of the Company's significant financial instruments are as follows (in thousands):

                                           1996                   1995
                                           ----                   ----
                                   Carrying                Carrying
                                    Amount    Fair Value    Amount    Fair Value
                                   --------    --------    --------    --------
Assets:
   Cash and cash equivalents ...   $ 50,343    $ 50,343    $152,507    $152,507
   Fixed maturity securities ...    642,664     643,241     515,798     517,072
Liabilities:
   Long-term debt ..............   $107,297    $108,500    $ 95,000    $ 98,188

            At December 31, 1996 the Company has outstanding loan guarantees and letters of credit totaling $7,400,000 and $31,681,000, respectively. The loan guarantees and standby letters of credit are in force for five years, for which the Company pays annual fees of approximately $229,000. The loan guarantees and letters of credit provide capital to NLC Name No. 6 Limited, Navigators plc and Oak Dedicated Limited, corporate members of Lloyd's, to participate in certain Lloyd's syndicates for the 1995 Underwriting Year and thereafter. Chartwell Advisers provides advisory services to the parent company of NLC Name No. 6. The investments in NLC Name No. 6 and Navigators plc, which amount to $16,954,000, are included in other assets with corresponding amounts included in other liabilities for the loan guarantee and letters of credit.

            The Company has guaranteed obligations of certain affiliates totaling $1,500,000 at December 31, 1996. The fair value of the contractual liability is considered to be immaterial.

            On April 8, 1994, Chartwell Re entered into an interest rate swap agreement (the "Swap") for other than trading purposes with Salomon Brothers Holding Company (Salomon) to convert a portion of its 10.25% fixed rate Senior Notes (Note 12) to floating rate based on the six-month U.S. Dollar London Interbank Offered Rate (US LIBOR). The Swap required Salomon to pay Chartwell Re interest on a notional amount of $37,500,000 at the fixed rate of 6.95% and Chartwell Re to pay interest at 4.44% for the first year and thereafter at the six-month US LIBOR rate which reset on a semiannual basis. On May 17, 1995, Chartwell Re terminated this swap transaction at no cost. For the years ended December 31, 1995 and 1994, Chartwell Re recorded a reduction in interest expense of $300,000 and $685,000, respectively, in connection with this Swap.

5. FEDERAL INCOME TAXES

            For 1996, the Company will file a consolidated Federal income tax return with its parent and all includable subsidiaries. The 1996 and 1994 current income taxes are based upon regular taxable income. The 1995 current income taxes are based upon alternative minimum taxable income.

            As of December 31, 1996, for Federal income tax purposes, the Company and all includable subsidiaries had available net operating loss carryforwards of approximately $22,600,000 which will begin expiring in 2007. Such net operating loss carryforwards were generated by INSCORP prior to its acquisition by the Company. Due to the change in ownership, as defined by
Section 382 of the Internal Revenue Code, a maximum of $3,400,000 of the net operating loss can be utilized on an annual basis by the Company and its includable subsidiaries.

            The components of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                               1996         1995         1994

Current ...............................      $  9,550       $  222      $(1,708)
Deferred ..............................          (213)       2,478           23
                                             --------       ------      -------
Total Federal, foreign and state
  income tax expense (benefit) ........      $  9,337       $2,700      $(1,685)
                                             ========       ======      =======

            The difference between actual income tax expense and the amount computed by applying the statutory Federal income tax rate of 35%, 34% and 34% for the years ended December 31, 1996, 1995 and 1994, respectively, is as follows (in thousands):

                                             1996           1995          1994
Income tax expense (benefit)
  at statutory rate .................      $ 11,097       $ 3,039       $(1,742)
Nontaxable investment income ........        (1,400)         (342)         (238)
Nondeductible interest expense ......                                       256
Amortization of goodwill ............           (35)           (4)           16
Other - net .........................          (325)            7            23
                                           --------       -------       -------
                                           $  9,337       $ 2,700       $(1,685)
                                           ========       =======       =======

            The deferred income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 consisted of the following (in thousands):

                                                               1996        1995        1994
Discounting of loss reserves ............................    $ 1,314     $(1,665)    $  (710)
Deposit accounting ......................................       (130)        (15)        554
Earned but not reported premiums, net of loss and expense       (458)          4         279
Deferred acquisition costs ..............................        317         511       1,013
Unearned premiums .......................................       (865)       (389)       (716)
Difference between carrying value and tax basis of
  investments sold ......................................                    (21)        (71)
Tax benefit of carryforwards ............................     (4,473)      3,655      (2,371)
Other - net .............................................      4,082         398       2,045
                                                             -------     -------     -------
                                                             $  (213)    $ 2,478     $    23
                                                             =======     =======     =======

            The deferred income tax asset at December 31, 1996 includes the acquired balances from Archer and subsidiaries. An analysis of the components for 1996 and 1995 is as follows (in thousands):

                                                                  1996     1995
Deferred tax assets:
  Discounting of loss reserves ...............................  $35,126  $32,845
  Unearned premiums ..........................................    4,434    5,148
  Unrealized depreciation on investments .....................      739
  Deposit accounting .........................................    1,130    1,224
  Allowance for uncollectible reinsurance ....................    1,225    1,259
  Tax benefit carryforwards ..................................    8,512    9,358
  Other ......................................................      815    1,322
                                                                -------  -------
                                                                 51,981   51,154
                                                                -------  -------
Deferred tax liabilities:
  Deferred acquisition costs .................................    6,266    6,395
  Earned but not reported premiums net of loss and expense ...    2,189    1,682
  Unrealized appreciation of investments .....................             2,688
  Accrued market discount ....................................      636      538
  Other ......................................................      730      334
                                                                -------  -------
                                                                  9,821   11,637
                                                                -------  -------
Deferred income taxes, net ...................................  $42,160  $39,517
                                                                =======  =======

            Realization of the deferred tax asset is dependent on the Company generating sufficient taxable income to realize the benefits of the net deferred tax assets. Although realization is not assured, management believes it is more likely than not that the entire net deferred tax asset will be realized and as such no valuation allowance has been recorded at December 31, 1996 or 1995.

6. EMPLOYEE BENEFIT PLANS

            Eligible employees of the Company may participate in a defined contribution plan (the "Plan") established by Chartwell Re. Under the Plan, the Company makes matching contributions equal to 50% of employee's pretax contributions, not to exceed 6% of the employees' compensation. Amounts expensed under the Plan for the years ended December 31, 1996, 1995 and 1994 were $168,000, $92,000, and $72,000, respectively.

            Certain members of management will receive a supplement to the Plan payable at the earlier of age 65 or employment termination. The supplement will be equal to the aggregate contributions made with respect to the employee to a trust established by the Company. Annual contributions to the trust are 13.5% to 20.0% of the employee's base salary as stated in their employment agreements. The amounts expensed in 1996, 1995 and 1994 for the obligation under this plan amounted to $206,500, $168,500, and $168,500, respectively.

            The Archer Group operates contributory defined contribution plans for its UK employees. The level of the contribution varies between 5% and 20% dependent upon the age of each participant at the beginning of each calendar year.

7. RELATED-PARTY TRANSACTIONS

            In 1992, Chartwell Re entered into agreements with affiliates whereby they would provide financial and advisory services. The net amounts paid to these affiliates by Chartwell Re for these services were $60,000 and $313,000 in 1995 and 1994, respectively. Such agreements were terminated as of December 31, 1995.

            During 1992, Chartwell Reinsurance entered into a reinsurance contract with a related party. For the years ended December 31, 1996, 1995 and 1994, Chartwell Reinsurance earned $1,716,000, $2,606,000, and $4,359,000 of premium on this contract and incurred, prior to the effect of reinsurance ceded, $1,506,000, $2,688,000, and $3,039,000 in loss and LAE, respectively. At
December 31, 1996 and 1995 the loss and LAE liability for this contract was $694,000 and $730,000 and unearned premiums were $224,000 and $86,000, respectively.

8. RESTRICTION ON PAYMENT OF DIVIDENDS

            The ability of the Company to pay cash dividends to Chartwell Re is dependent upon the amount of dividends from Chartwell Reinsurance. Chartwell Reinsurance's ability to pay cash dividends to the Company is, in turn, restricted by law or subject to approval of the insurance regulatory authorities of Minnesota, Chartwell Reinsurance's state of domicile. Insurance regulatory authorities recognize statutory accounting practices for the ability of an insurer to pay dividends to its shareholders.

            Under the insurance laws of the State of Minnesota, payment of dividends by Chartwell Reinsurance in any year is limited to the greater of: (i) 10% of capital and surplus as of the prior year end as determined in accordance with statutory accounting practices; or (ii) statutory net income from operations of the next preceding year excluding realized capital gains. Notwithstanding the foregoing, Chartwell Reinsurance may pay dividends only from its earned surplus, also known as unassigned funds. The maximum dividend that can be paid without prior approval of the Minnesota Department of Commerce in 1997 is $23,827,000.

            In addition, under the insurance laws of the State of New York, INSCORP may pay dividends to Chartwell Reinsurance only out of its statutory earned surplus. The maximum amount of cash dividends INSCORP may pay out of its statutory earned surplus, without prior regulatory approval, is subject to statutory restrictions imposed by New York State Insurance Law. Generally, the maximum amount that may be paid in any twelve month period without prior approval is the lesser of net investment income as defined or 10% of statutory surplus to policyholders.

            In addition to the foregoing limitation, the New York Insurance Department, as is its practice in any change of control situation, has required Chartwell to commit to preclude INSCORP from paying any dividends for two years from the date of its merger with the Company without prior regulatory approval.

            The capital and surplus of Chartwell Reinsurance on the basis of statutory accounting practices was $238,271,000 and $188,037,000 at December 31, 1996 and 1995, respectively. Net income of Chartwell Reinsurance based on statutory accounting principles was $6,156,000, $9,507,000 and $910,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

            The capital and surplus of INSCORP on the basis of statutory accounting practices was $98,685,000 and $75,563,000 at December 31, 1996 and 1995, respectively. Net income of INSCORP based on statutory accounting principles was $22,270,000 for the year ended December 31, 1996.

9. REINSURANCE CEDED

            The Company cedes a portion of its risks by utilizing various retrocessional contracts. These contracts do not relieve the Company from its obligations to policyholders. The Company regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk with respect to amounts recoverable under these contracts.

            The effect of reinsurance on premiums written and earned at December 31, 1996, 1995 and 1994 is as follows (in thousands):

                             1996                1995                1994
                             ----                ----                ----
                      Written    Earned   Written    Earned   Written    Earned
                      --------  --------  --------  --------  --------  --------
Primary insurance ..  $ 68,307  $ 66,709
Reinsurance assumed    195,530   210,871  $126,968  $123,506  $116,396  $105,198
Reinsurance ceded ..    71,586    68,077     3,654     3,248     2,434     2,500
                      --------  --------  --------  --------  --------  --------

Net premiums .......  $192,251  $209,503  $123,314  $120,258  $113,962  $102,698
                      ========  ========  ========  ========  ========  ========

            The effect of reinsurance on loss and LAE for the years ended December 31, 1996, 1995 and 1994 is a decrease of $45,908,000, $1,616,000 and
$4,145,000, respectively.

            The reinsurance recoverable balance on paid and unpaid losses and LAE from any single entity or company in excess of 5% of the total at December 31, 1996 were as follows: Centre Reinsurance (Bermuda) Limited, $15,241,000 (7.5%) and Navigators Insurance Company, $12,206,000 (6.0%).

            In the normal course of business, the Company enters into trust agreements effecting funds held arrangements or obtains letters of credit issued by banks on behalf of the retrocessionaires which are not registered as "authorized reinsurers" with the Minnesota Department of Commerce or the New York State Insurance Department. The letters of credit or trust agreements serve as collateral to the extent of their limit for the contingent liability which exists in the event that the retrocessionaire is unable to meet its obligations assumed under a retrocession agreement. Reinsurance recoverables with "unauthorized reinsurers" totaled $55,264,000 and $58,694,000 as of December 31, 1996 and 1995, respectively. The respective portions collateralized as described above were $51,247,000 and $49,581,000.

            Included in deposits on the balance sheet at December 31, 1996 and 1995 are $11,120,000 and $10,700,000, respectively, deposited with European International Chartwell Reinsurance Limited and $7,015,000 and $6,800,000, respectively, deposited with Centre Reinsurance (Bermuda) Limited, both of which are secured by letters of credit as described in the preceding paragraph.

10. PERMITTED STATUTORY ACCOUNTING PRACTICES

            Chartwell Reinsurance prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Minnesota Department of Commerce. INSCORP prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the New York State Insurance Department. Prescribed practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners
(NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. Furthermore, the NAIC has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project will likely change the definitions of what comprises prescribed versus permitted statutory accounting practices, and may result in changes to the accounting policies that insurance and reinsurance enterprises use to prepare their statutory financial statements.

11. LOSS AND LAE

            The following table presents the activity in the liability for loss and LAE for the years indicated (in thousands):

                                                     1996       1995      1994

Loss and LAE
  at beginning of year .........................  $ 741,467   $232,733  $201,013
Less reinsurance recoverables ..................    179,854     35,432    33,618
                                                  ---------   --------  --------
   Net balance at beginning of year ............    561,613    197,301   167,395
                                                  ---------   --------  --------
Add provision for loss and LAE for
  claims occurring during:
  Current year .................................    152,338     86,470    77,716
  Prior years ..................................     (1,717)       479       861
                                                  ---------   --------  --------
   Total incurred loss and LAE .................    150,621     86,949    78,577
                                                  ---------   --------  --------
Less losses and LAE payments for
  claims occurring during:
  Current year .................................     29,554     11,797    18,997
  Prior years ..................................    107,199     45,016    29,674
                                                  ---------   --------  --------

   Total paid loss and LAE .....................    136,753     56,813    48,671
                                                  ---------   --------  --------

Loss and LAE acquired as of acquisition date of:
  Drayton ......................................                 4,741
  INSCORP ......................................               329,435
                                                  ---------   --------  --------
Net balance at end of year .....................    575,481    561,613   197,301
Plus reinsurance recoverables ..................    172,377    179,854    35,432
                                                  ---------   --------  --------

Loss and LAE
  at end of year ...............................  $ 747,858   $741,467  $232,733
                                                  =========   ========  ========

            As a result of changes in estimates of insured events in prior years, the net provision for loss and LAE decreased by $1,717,000 in 1996, increased by $479,000 in 1995 and increased by $861,000 in 1994. These amounts, which represent a decrease of 0.2% and increases of 0.2% and 0.4% of the gross loss and LAE at the beginning of 1996, 1995 and 1994, respectively, are the result of normal reserve development inherent in the uncertainty of establishing loss and LAE liabilities.

            The liabilities include provisions for latent injury or toxic tort claims that cannot be estimated with traditional reserving techniques. Case reserves, including LAE, have been established upon notification of loss from ceding companies. In addition, the Company establishes additional liabilities in excess of its share of the reserve established by the ceding company to cover exposures on both known and unasserted claims. These liabilities are periodically reviewed by the Company's claims department. In the reserve setting process, Chartwell also includes provisions for social inflation (i.e. awards by judges and juries that have progressively increased in recent years) and evaluates the potential effect of any legislative changes on its reserve liabilities. However, because of inconsistent court decisions in federal and state jurisdictions and the wide variation among insureds with respect to underlying facts and coverage, uncertainty exists with respect to these claims as to liabilities of ceding companies and, consequently, reinsurance coverage.

            At December 31, 1996, the Company carried case reserves and allocated LAE attributable to asbestos claims and environmental pollution claims in the amount of $65,717,000 ($46,958,000 after reduction for reinsurance recoverable) of which $8,027,000 ($4,880,000 after reduction for reinsurance recoverable) related to Chartwell Reinsurance and $57,690,000 ($42,078,000 after reduction for reinsurance recoverable) related to INSCORP. Management believes that Chartwell Reinsurance's exposure to asbestos and environmental losses is lessened because of its relatively recent entry into the reinsurance business in 1979, its low historical levels of premium volume prior to 1985, and its retrocessional programs. In addition, management believes that Chartwell's exposure to adverse reserve development at INSCORP related to asbestos and environmental losses is lessened because the CI Notes are designed to provide Chartwell Re with protection against such adverse development of INSCORP's reserves for losses and LAE. For the three years ended December 31, 1996, the effect of asbestos and environmental pollution claims was not material to the Company's results of operations.

            Environmental claims are particularly challenging to a reinsurance company. Such claims involve underlying coverage disputes between the insured party and its insurer; substantial legal defense costs; questions as to occurrences and aggregation of claims and "late notice" issues. Environmental liability suits often contain multiple party and multiple site actions that result in varied adjudications among insureds and their insurers. Such a complex setting forces the parties to find a reasonable basis for settling the claims. These widely varying settlements involving primary insurers force challenges upon the reinsurer with respect to the extent to which they should follow the settlements of their ceding companies. Accordingly, there can be no assurance that the Company's ultimate liability for losses and LAE will not vary significantly from amounts reserved.

            In 1992, an indemnification agreement (the Reserve Indemnification Agreement) was entered into with NWNL and its parent company, ReliaStar Financial Corp. (RLR) (formerly The NWNL Companies, Inc.), which indemnified the parties for subsequent development in Chartwell Reinsurance's December 31, 1991 balances of loss and loss adjustment expenses, the statutory provision for uncollectible reinsurance and the collectibility of reinsurance recoverable on losses paid, among other items, up to an aggregate of $23.0 million.

            At December 31, 1995, the consolidated balance sheet included assets related to the Reserve Indemnification Agreement of $3,733,000 included in reinsurance recoverable on unpaid losses and $3,795,000 included in other assets.

            On June 28, 1996, Chartwell Re received $7,900,000 as settlement of the receivable arising from the Reserve Indemnification Agreement. The Reserve Indemnification, which by its terms was scheduled to be settled as of the end of 1996, was settled early by mutual agreement with RLR. The settlement did not materially affect operating results for the year ended December 31, 1996.

12. DEBT

            (a) Long-term debt--The components of long-term debt at December 31, 1996 and 1995 are as follows (in thousands):

                                                       1996               1995

Senior notes ............................            $ 48,750            $75,000
Bank loan ...............................              45,149             20,000
Other ...................................              13,398
                                                     --------            -------
Total ...................................            $107,297            $95,000
                                                     ========            =======

            On March 17, 1994, Chartwell Re completed a public offering (the "Offering") of 10.25% Senior Notes (the "Senior Notes") due 2004, having a total principal amount of $75,000,000. The net proceeds to Chartwell Re from the Offering were approximately $71,934,000 after deducting expenses related to the Offering. Of the net proceeds, $30,000,000 was contributed to the statutory surplus of Chartwell Reinsurance and $23,400,000 was used to retire Chartwell Re's then outstanding senior term loan. The remaining funds were retained by Chartwell Re for general corporate purposes, which included the payment of interest on the Senior Notes.

            On April 8, 1996, the Company redeemed 35% of the Senior Notes for $28,300,000, including the redemption premium. Due to this early extinguishment of debt, the Company recognized an extraordinary loss of $1,874,000, net of applicable income taxes of $1,000,000. This extraordinary charge represents the redemption premium and 35% of the remaining original debt issuance costs relating to the Senior Notes.

            Due to the early extinguishment of a senior term loan in 1994, Chartwell Re recognized an extraordinary non-cash charge in 1994 of approximately $465,000, after applicable federal income tax effects of approximately $250,000, representing the write-off of the remaining original debt issuance costs associated with such senior term loan.

            On December 13, 1995, Chartwell Re entered into a $20,000,000 loan agreement with Fleet bank (the "Fleet Loan"), with a variable interest rate based upon the Eurodollar rate plus a margin based upon the S&P rating of the Notes, expiring on December 13, 2002.

            The purchase of Archer Holdings was funded largely from a new credit facility with First Union National Bank, N.A., as agent. The credit facility provides for a term loan in two tranches, A & B, (the "First Union Loans") of $30,000,000 principal amount and $22,000,000 (denominated in Pounds Sterling) principal amount, respectively, due December 31, 2002, and a $25,000,000 principal amount (subsequently increased to $35,000,000) revolving credit facility (the "First Union Revolver"). The Company used $20,000,000 of the First Union Loans to repay all outstanding borrowings under the Fleet Loan. Portions of the remainder of the First Union Loans were drawn down in cash by the Company and contributed to Holdings Limited for the purchase of Archer Holdings, and portions were utilized to guarantee the obligations of Holdings Limited under the Loan Notes. The First Union Revolver replaced the Company's $10,000,000 revolving credit facility from Fleet Bank (under which no borrowings were outstanding). The First Union Revolver may be used to provide additional Loan Note guarantees, to support underwriting at Lloyd's by the Company's subsidiaries or for other general corporate purposes. All obligations of the Company under the Credit Facilities will be guaranteed by Chartwell Re.

            The other portion of long-term debt includes capital lease obligations of $3,840,000, and $9,558,000 of Loan Notes (denominated in Pounds Sterling) issued in conjunction with the purchase of Archer Holdings. The Loan Notes, guaranteed by First Union National Bank N.A., pay interest semi-annually at one percent below Sterling LIBOR and mature in June 2002. The Loan Notes are transferable, subject to certain restrictions, but are not listed on any exchange.

            The Company's long-term debt agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, minimum earned surplus, minimum statutory surplus, minimum net worth, certain financial ratios, and maintenance of minimum cash and cash equivalent balances on the books of the borrower.

            (b) Capital Leases - During 1996, the Company began leasing certain facilities and equipment under agreements which are classified as capital leases. The leases have original terms of 3 to 5 years and have purchase options at the end of the original lease term. At the end of the term, the Company may purchase the equipment for a mutually agreeable price, renew the lease or return the equipment to the lessor and enter into a new lease. Leased capital assets include the buildout costs of the Company's leased office space for its principal executive offices, furniture and equipment, and electronic data processing (EDP) hardware and software and are included in Other Assets in the consolidated balance sheet as follows (in thousands):

Office space buildout costs .................................             $  887
Furniture and equipment .....................................              3,260
EDP hardware and software ...................................                900
                                                                          ------
                                                                          $5,047
                                                                          ======

            Leased capital assets are amortized on a straight-line basis over the original lease term. Future minimum payments, by year and in the aggregate, under non-cancelable capital leases are as follows (in thousands):

1997 ..................................................                   $1,640
1998 ..................................................                    1,761
1999 ..................................................                      829
2000 ..................................................                      604
2001 ..................................................                      646
                                                                          ------
                                                                          $5,480
                                                                          ======

13. COMMITMENTS AND CONTINGENCIES

            Operating leases--The Company leases office space for its principal executive offices in the U.S. and UK under non-cancelable, renewable operating leases expiring on July 31, 2006 and December 24, 2008, respectively. The rent expense has been accounted for on a straight-line basis after amortization of a rent abatement allowance (on the U.S. lease). Rental expense for 1996, 1995 and 1994 was $1,386,000, $562,000 and $579,000, respectively. The future minimum rental payments, exclusive of escalation clauses, under the existing leases as of December 31, 1996 are as follows (in thousands):

1997 .....................................................               $ 1,062
1998 .....................................................                 1,659
1999 .....................................................                 1,712
2000 .....................................................                 1,798
2001 and thereafter ......................................                10,277
                                                                         -------
                                                                         $16,508
                                                                         =======

            Line of credit--The Company has a $25,000,000 revolving credit facility from a financial institution, of which $3,300,000 was borrowed and $21,700,000 was used to obtain unsecured letters of credit at December 31, 1996.

            Loan guarantees and letters of credit--At December 31, 1996 the Company has outstanding loan guarantees and letters of credit totaling $7,400,000 and $31,681,000, respectively. The loan guarantees and standby letters of credit are in force for five years, for which the Company pays annual fees of $229,000. The loan guarantees and letters of credit provide capital to NLC Name No. 6 Limited, Navigators plc and Oak Dedicated, corporate members of Lloyd's, to participate in certain Lloyd's syndicates for the 1995 Underwriting Year and thereafter. Chartwell Advisers provides advisory services to the parent company of NLC Name No. 6. The investments in NLC Name No. 6 and Navigators plc, which amount to $16,954,000, are included in other assets with corresponding amounts included in other liabilities for the loan guarantees and letters of credit.

            The Company has guaranteed obligations of certain affiliates totaling $1,500,000 at December 31, 1996.

            Assumption of liability endorsements--On April 3, 1996 INSCORP entered into an agreement (the "ALE Agreement") with American Eagle Insurance Company ("American Eagle") whereby INSCORP has agreed to provide assumption of liability endorsements ("ALEs") for various classes of liability insurance including marine, aviation and artisan contractor business written by American Eagle. INSCORP received $700,000 from American Eagle during 1996 in relation to the agreement, of which $525,000 was earned during 1996.

            INSCORP will assume all obligations of American Eagle under policies to which ALEs were issued in the event American Eagle is declared insolvent. On December 31, 1996, a capital investment of $35,000,000 was made by an outside investor to American Eagle Group, Inc. of which $17,000,000 was contributed to the surplus of American Eagle. As a result, at December 31, 1996, American Eagle reported net admitted assets of $141,800,000 and statutory surplus of $25,600,000. By an Amendment Agreement dated March 24, 1997, INSCORP will only provide ALE's for American Eagle liability insurance policies covering marine and artisan contractor business.

14. PUBLIC STOCK OFFERING

            Chartwell Re completed a public offering of 2,725,000 shares of common stock at $23.00 per share during the first half of 1996. The net proceeds to Chartwell Re were $58,504,000 after deduction of underwriting discount and expenses. Of the net proceeds, $48,546,000 was contributed to the Company, of which $20,000,000 was contributed to the statutory surplus of Chartwell Reinsurance and $28,500,000 was used to retire 35% of the Company's outstanding Notes plus accrued interest (Note 12). The remaining funds were retained for general corporate purposes.

15. STOCK OPTION PLAN AND COMMON STOCK WARRANTS

            The 1993 Stock Option Plan (the "Stock Option Plan") was adopted on October 15, 1993. Options to acquire 1,000,000 shares of Common Stock of Chartwell Re have been authorized to be granted to officers, key employees and directors of Chartwell Re and its designated subsidiaries pursuant to the Stock Option Plan. The options become exercisable from the current date through September 24, 2001, and at December 31, 1996, options to purchase 567,660 shares of Common Stock of Chartwell Re were vested. The exercise price for the options granted during 1996 ranges from $21.50 to $25.25 per share. The exercise price for all other outstanding options is $21.00 per share.

            The number of options available to purchase shares of Common Stock of Chartwell Re under the Stock Option Plan at December 31, 1996 and 1995 are as follows:

                                                          1996            1995
                                                        --------        -------

Outstanding, beginning of year .................         672,900        600,100
Granted ........................................         193,500         82,800
Canceled .......................................                        (10,000)
                                                        --------        -------
Outstanding, end of year .......................         866,400        672,900
                                                        ========        =======

            In February 1996, the Compensation Committee approved the acceleration of the vesting date of 132,280 options. At December 31, 1996 there were warrants outstanding for the purchase of 375,423 shares of Common Stock of Chartwell Re at prices of $21 and $22 per share.

            A total of 50,000 shares are available for grants of options to non-employee directors of Chartwell Re until December 31, 2006 under the 1996 Non-Employee Directors Stock Option Plan. An option to purchase 1,000 shares of Chartwell Re's common stock was granted to all non-employee directors of Chartwell Re in office at January 1, 1996 and will be granted to all non-employee directors of Chartwell Re on the date of each annual meeting of stockholders. The options are exercisable after six months from the grant date at a price equal to the fair market value of Chartwell Re's stock on the date of grant. The options expire ten years after the grant date. During 1996, 10,000 of such options were granted.

            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which became effective for Chartwell Re beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. Chartwell Re will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees. There was no compensation cost recognized in income by Chartwell Re for stock options granted during 1996. Chartwell Re estimates the fair value of stock options granted under the binomial method, basing calculations of expected dividends and expected volatility on historical movements in the market value of its common stock and on historical dividends. The pro forma effect on net income and earnings per share of Chartwell Re of stock options granted during the year had the fair value based method of accounting been used is immaterial.

16. EMPLOYEE STOCK PURCHASE PLAN

            Chartwell Re established an Employee Stock Purchase Plan which became effective January 1, 1996. Participating employees are permitted to purchase, annually, shares of Chartwell Re's Common Stock through payroll deductions in an amount ranging from 2% to 10% of the employee's base pay (as elected by the employee). The purchase price for shares purchased in a particular plan year is equal to the lesser of (i) 85 percent of the fair market value of the Common Stock on the beginning of such plan year or (ii) 85 percent of the fair market value of the Common Stock at the end of such plan year. Chartwell Re has authorized 100,000 shares of its common stock for purchase under the plan of which 12,361 were purchased on January 2, 1997.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

            Summarized quarterly financial data is as follows (in thousands, except per share data):

                                           First     Second     Third     Fourth
                                          Quarter   Quarter    Quarter   Quarter
                                          -------   -------    -------   -------

For the year ended December 31, 1996
  Premiums earned ......................  $ 56,243  $ 48,961  $ 47,982  $ 56,317
  Net investment income ................    10,636    10,656    11,674    10,632
  Net realized capital gains ...........       921                  81       155
  Income tax expense ...................     2,145     2,458     2,744     1,990
  Net income ...........................     5,293     4,176     6,444     4,582
  Common stockholder's equity ..........   184,150   211,729   220,366   232,153

For the year ended December 31, 1995
  Premiums earned ......................  $ 32,786  $ 28,581  $ 25,988  $ 32,903
  Net investment income ................     4,821     4,547     5,375     5,164
  Net realized capital gains ...........        67     1,336       304     1,491
  Income tax expense ...................       615       960       577       548
  Net income ...........................     1,316     1,764     1,463     1,696
  Common stockholders' equity ..........    62,088    69,083    70,663   168,428
  Earnings per share ...................      0.35      0.47      0.39      0.45

                        CHARTWELL RE HOLDINGS CORPORATION
                       SCHEDULE I-SUMMARY OF INVESTMENTS-
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                              At December 31, 1996
                                 (In Thousands)

                       Column A                               Column B    Column C     Column D
                       --------                               --------    --------     --------
                                                                                    Amount at which
                                                                                     shown in the
                                                                Cost        Value    balance sheet
                                                                ----        -----   ---------------
Fixed Maturities:
  Bonds:
     United States Government and government agencies and
        authorities(1) ..................................     $251,107     $249,183     $249,416
     States, municipalities and political subdivisions(1)      134,821      134,778      134,769
     Foreign governments ................................       23,724       24,568       23,807
     All other corporate bonds ..........................      201,986      200,939      200,899
  Redeemable preferred stock ............................       33,773       33,773       33,773
                                                              --------     --------     --------
             Total fixed maturities .....................      645,411      643,241      642,664
                                                              --------     --------     --------
Equity Securities- Common stocks of banks, trusts and
  insurance companies ...................................       29,870       30,896       30,896
                                                              --------     --------     --------
           Total investments ............................     $675,281     $674,137     $673,560
                                                              ========     ========     ========

----------
(1) Balance sheet value differs from column B and C because category includes a combination of securities "Held to Maturity" and "Available for Sale". See Notes 2b and 3 of the audited financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (In thousands)

                                                                             Year Ended December 31,
                                                                            ------------------------
                                                                               1996           1995
ASSETS:
Fixed maturities - available for sale (amortized cost 1995, $3,731) ......  $              $   3,777
Other investments ........................................................        792          1,738
Investment in and receivable/payable from/to subsidiaries ................    292,612        250,223
Cash and cash equivalents ................................................      8,317          8,707
Other assets .............................................................     33,328          2,790
                                                                            ---------      ---------
                                                                            $ 335,049      $ 267,235
                                                                            =========      =========
LIABILITIES:
Long term debt ...........................................................  $  96,807      $  95,000
Other liabilities ........................................................      6,089          3,807
                                                                            ---------      ---------
      Total liabilities ..................................................    102,896         98,807
                                                                            ---------      ---------

COMMON STOCKHOLDER'S EQUITY:
Common stock, par value $1.00 per share;
   authorized 1,000 shares; shares issued
   and outstanding 100
Additional paid-in capital ...............................................    217,866        169,320
Net unrealized (depreciation) appreciation of investments ................     (1,379)         5,219
Foreign currency translation adjustment ..................................      1,291              9
Retained earnings (deficit) ..............................................     14,375         (6,120)
                                                                            ---------      ---------
      Total common stockholder's equity ..................................    232,153        168,428
                                                                            ---------      ---------
                                                                            $ 335,049      $ 267,235
                                                                            =========      =========

The condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

                        CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECMEBER 31, 1996, 1995 AND 1994
                                 (In thousands)

                                                                                    CHARTWELL RE
                                                                                    CORPORATION
                                                                                    PREDECESSOR
                                                                              ----------------------
                                                                   1996          1995          1994
REVENUES:
Net investment income .......................................   $    651      $    946      $    808
Other income ................................................      1,203
Realized gains (losses) .....................................         51            90          (299)
                                                                --------      --------      --------
             Total revenues .................................      1,905         1,036           509
                                                                --------      --------      --------
EXPENSES:
Interest & amortization .....................................      7,835         7,820         7,379
General expenses ............................................      2,144         1,211             3
                                                                --------      --------      --------
             Total expenses .................................      9,979         9,031         7,382
                                                                --------      --------      --------
Loss before federal income taxes, equity in earnings of
   subsidiaries and extraordinary item ......................     (8,074)       (7,995)       (6,873)
                                                                --------      --------      --------
Federal Income taxes:
   Current ..................................................     (2,783)       (2,729)           66
   Deferred .................................................                                 (2,131)
                                                                --------      --------      --------
             Total income tax benefit .......................     (2,783)       (2,729)       (2,065)
                                                                --------      --------      --------
Loss before equity in undistributed income of
   subsidiaries and extraordinary item ......................     (5,291)       (5,266)       (4,808)
Equity in undistributed income of subsidiaries ..............     27,660        11,505         1,373
                                                                --------      --------      --------
Income (loss) before extraordinary item .....................     22,369         6,239        (3,435)
Extraordinary item, net of tax ..............................      1,874                         465
                                                                --------      --------      --------
Net income (loss) ...........................................   $ 20,495      $  6,239      $ (3,900)
                                                                ========      ========      ========

The condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

                        CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                 CHARTWELL RE
                                                                                                  CORPORATION
                                                                                                 (PREDECESSOR)
                                                                                            ----------------------
                                                                                 1996          1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income taxes (paid) recovered ................................    $  1,941      $  5,193      $  1,286
        Interest received on investments .................................         485         1,058           584
        Interest paid ....................................................      (7,415)       (7,219)       (4,951)
        Net realized capital gains (losses) ..............................          51            90          (299)
        Other, net .......................................................      (5,817)         (756)         (437)
                                                                              --------      --------      --------
             Net cash used in operating activities .......................     (10,755)       (1,634)       (3,817)
                                                                              --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital contributions and advances to subsidiaries ................     (18,058)       (7,446)      (30,000)
       Cash from acquisition of Piedmont, net of expense paid ............                      (672)
       Cost of investments acquired ......................................                    (3,789)      (18,161)
       Proceeds of investments sold ......................................       4,723         6,344        11,691
                                                                              --------      --------      --------
               Net cash used in investing activities .....................     (13,335)       (5,563)      (36,470)
                                                                              --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock ..........................      48,546
     Net proceeds from Senior Notes offering .............................                                  71,934
     Issuance of long-term debt ..........................................      48,057
     Redemption of long-term debt ........................................     (73,109)                    (25,900)
     Conversion incentive ................................................                                  (1,537)
     Dividends paid ......................................................                                    (828)
     Other, net ..........................................................                                     (82)
                                                                              --------      --------      --------
              Net cash provided by financing activities ..................      23,494                      43,587
                                                                              --------      --------      --------
                     Effect of exchange rate on cash .....................         206            (5)           24
                                                                              --------      --------      --------
Net (decrease) increase in cash and cash equivalents .....................        (390)       (7,202)        3,324
Cash and cash equivalents at beginning of year ...........................       8,707        10,508         7,184
                                                                              --------      --------      --------
Cash and cash equivalents at end of year .................................    $  8,317      $  3,306      $ 10,508
                                                                              ========      ========      ========
RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES:
    Net income (loss) ....................................................    $ 20,495      $  6,239      $ (3,900)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities
          Equity in undistributed earnings of subsidiaries ...............     (27,650)      (11,505)       (1,373)
          Net realized capital (gains) losses ............................          51           (90)          299
          Conversion incentive charged to net income .....................                                     753
          Deferred income taxes ..........................................      (1,008)        4,118          (892)
          Net change in other assets and liabilities .....................      (2,643)         (396)        1,296
                                                                              --------      --------      --------
                  Net cash used in operating activities ..................    $(10,755)     $ (1,634)     $ (3,817)
                                                                              ========      ========      ========

The condensed financial statements should be read in conjunction with the consolidated financial statements and

                        CHARTWELL RE HOLDINGS CORPORATION
                            SCHEDULE IV--REINSURANCE

                  Years Ended December 31, 1996, 1995 and 1994
                                 (In Thousands)

                 Column A                 Column B     Column C     Column D     Column E    Column F
                 --------                 --------     --------     --------     --------    --------
                                                                                             Percentage
                                                       Ceded to   Assumed from               of amount
                                                        other        other                    assumed
                                        Gross Amount   companies   companies    Net amount     to net
                                        ------------   ---------   -----------  ----------  ----------
1996
Premiums earned:
   Property and casualty insurance ..     $ 66,709     $ 68,077     $210,871     $209,503      100.7%
                                          --------     --------     --------     --------     ------
          Total premiums ............     $ 66,709     $ 68,077     $210,871     $209,503      100.7%
                                          ========     ========     ========     ========     ======

CHARTWELL RE CORORATION (PREDECESSOR)

1995
Premiums earned:
   Property and casualty insurance ..     $      0     $  3,248     $123,506     $120,258      102.7%
                                          --------     --------     --------     --------     ------
          Total premiums ............     $      0     $  3,248     $123,506     $120,258      102.7%
                                          ========     ========     ========     ========     ======

1994
Premiums earned:
   Property and casualty insurance ..     $      0     $  2,500     $105,198     $102,698      102.4%
                                          --------     --------     --------     --------     ------
          Total premiums ............     $      0     $  2,500     $105,198     $102,698      102.4%
                                          ========     ========     ========     ========     ======

                        CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)

                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1996, 1995 and 1994
                                 (In Thousands)

                 Column A                      Column B            Column C             Column D     Column E
                 --------                      --------      -----------------------    --------     --------
                                                                   Additions
                                                             -----------------------
                                               Balance at    Charged to   Charged to                 Balance at
                                              Beginning of    Costs and     Other      Deductions      End of
                                                 Period       Expenses     Accounts     Describe       Period
                                              ------------   ----------   ----------   ----------    ----------
Year Ended December 31, 1996:
  Reinsurance recoverable:
     Allowance for Uncollectible
          Reinsurance (1) ...................     $5,717       $14                                     $5,731
Deposits:
    FASB 113 Valuation Allowance ............     $1,502                                               $1,502

Year Ended December 31, 1995:
  Reinsurance recoverable:
     Allowance for Uncollectible
          Reinsurance (1) ...................     $2,649       $68         $3,000(2)                   $5,717
Deposits:
    FASB 113 Valuation Allowance (3) ........     $1,502                                               $1,502

Chartwell Re Corporation (Predecessor)
Year Ended December 31, 1994:
  Reinsurance recoverable:
     Allowance for Uncollectible
          Reinsurance (1) ...................     $2,767                                  $118         $2,649
Deposits:
    FASB 113 Valuation Allowance ............     $1,802                                  $300         $1,502

(1) The Company has a reinsurance agreement which protects the Company from certain uncollectible reinsurance balances. Uncollectible amounts have been ceded to said contract and are reflected as reinsurance recoverable in the balance sheet. Deductions to reserve represent subsequent collections of amounts deemed uncollectible.

(2) Allowance for uncollectible reinsurance on the books of INSCORP at the date of acquisition.

(3) Decrease in FASB 113 Valuation Allowance relates to a contract which was commuted in 1994.

                        CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)
        SCHEDULE VI-SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
                              INSURANCE OPERATIONS
                  Years Ended December 31, 1996, 1995 and 1994

                                                       Reserves for
                                           Deferred    Unpaid Claim
                                            Policy       and Claim     Discount if                                       Net
                                          Acquisition    Adjustment   any, deducted      Unearned       Earned        Investment
      Affiliation with Registrant            Costs      Expenses(1)    in Column C       Premiums      Premiums         Income
      ---------------------------         -----------  ------------   -------------      --------      --------       ----------
Years Ended:
  December 31, 1996 ..................     $ 17,903       $747,858                       $ 81,599       $209,503       $ 43,598
Chartwell Re Corporation (Predecessor)
  December 31, 1995 ..................       18,809        741,467                         90,573        120,258         19,907
  December 31, 1994 ..................        5,607        232,733                         23,880        102,698         14,726

                                           Claims and Claim
                                          Adjustment Expenses
                                          Incurred Related to
                                          -------------------
                                                                    Amortization
                                                                     of Deferred  Paid Claims
                                                                       Policy      and Claim        Other           Net
                                           Current                  Acquisition    Adjustment     Operating       Premiums
      Affiliation with Registrant            Year    Prior Year        Costs        Expenses       Expenses        Written
      ---------------------------          -------   ----------    ------------   -----------     ---------       --------
Years Ended:
  December 31, 1996 ..................    $152,338   $ (1,717)       $ 52,030       $136,753       $ 19,050       $192,251
Chartwell Re Corporation (Predecessor)
  December 31, 1995 ..................      86,470        479          28,790         56,813         11,961        123,314
  December 31, 1994 ..................      77,716        861          24,295         46,871         10,178        113,962

----------
(1) The Company adopted SFAS No. 113 which, among other things, requires the Company to record its reserves for unpaid losses and LAE without reduction for amounts that would be recovered from retrocessionaires. The amount recoverable from retrocessionaires is recorded as an asset on the Company's balance sheet. The net of such asset and the reserves for loss and LAE is $575.5, $561.6 and $197.3 million at December 31, 1996, 1995 and 1994, respectively.

                                INDEX TO EXHIBITS

Exhibits
--------

3.1 Incorporated by reference to Exhibit 3.1 to Chartwell's Annual Report on Form 10-K for the year ended December 31, 1995.

3.2 Incorporated by reference to Exhibit 3.2 to Chartwell's Annual Report on Form 10-K for the year ended December 31, 1995.

4.2 Indenture, dated as of March 17, 1994, between Chartwell Re and Bankers Trust Company, as Trustee, for the 10 1/4% Senior Notes due 2004. Incorporated by reference to Exhibit 4.1 to Chartwell Re's Registration Statement on Form S-1 (File No. 33-75386).

4.3 First Supplemental Indenture, dated as of December 12, 1995, among Chartwell, Chartwell Re and the Trustee for the Senior Notes. Incorporated by reference to Exhibit 4.3 to Chartwell Re's Registration Statement on Form S-1 (File No. 333-678).

4.4 Second Supplemental Indenture, dated as of December 12, 1995, between Chartwell and the Trustee for the Senior Notes. Incorporated by reference to Exhibit 4.4 to Chartwell Re's Registration Statement on Form S-1 (File No. 333-678).

10.1 First Amended and Restated Credit Agreement, dated as of November 14, 1996 among Chartwell, a Delaware corporation, First Union, Fleet Bank, Royal Bank of Scotland, CIBC/Wood Gundy, Credit Lyonnais (collectively, the "Lenders"), First Union as agent for the Lenders, and First Union National Bank (London Branch), as amended by the First Amendment to First Amended and Restated Credit Agreement, dated as of January 24, 1997 by and between Chartwell, the Lenders, First Union as agent for the Lenders, and First Union National Bank (London Branch).

10.2     Advisory Agreement, dated November 15, 1993, among Chartwell
         Advisers, NLC, the Companies set forth in Schedule 1 attached thereto and Chartwell Re. Incorporated by reference to Exhibit 10.39 to Chartwell Re's Registration Statement on Form S-1 (File No. 33-75386).

10.3 Employment Agreement between Chartwell Re and Richard E. Cole. Incorporated by reference to Exhibit 10.19 to Chartwell Re's Registration Statement on Form S-1 (File No. 33-75386).

10.4 Employment Agreement between Chartwell Re and Steven J. Bensinger. Incorporated by reference to Exhibit 10.20 to Chartwell Re's Registration Statement on Form S-1 (File no. 33-75386).

10.5 Employment Agreement between Chartwell Re and Jacques Q. Bonneau. Incorporated by reference to Exhibit 10.21 to Chartwell Re's Registration Statement on Form S-1 (File No. 33-75386).

10.6 Employment Agreement between Chartwell Re and Michael H. Hayes. Incorporated by reference to Exhibit 10.1 to Chartwell Re's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

10.7 Form of Incentive Agreement with Jacques Q. Bonneau. Incorporated by reference to Exhibit 10.13 to Chartwell Re's Registration Statement on Form S-4 (File No. 33-97010).

10.8     Reserve Indemnification Agreement. Incorporated by reference to Exhibit
         10.2 to Chartwell Re's Registration Statement on Form S-1 (File No. 33-75386).

10.9 Amendment No. 1 to Reserve Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to Chartwell Re's Registration Statement on Form S-1 (File No. 33-75386).

10.10 Consent to Assignment of Reserve Indemnification Agreement, dated March 6, 1992, from NCI and NWNL to CRCA and Amerisure. Incorporated by reference to Exhibit 10.4 to Chartwell Re's Registration Statement on Form S-1 (File No. 33-75386).

10.11 Tax Allocation Agreement, dated December 13, 1995, by and among Chartwell, Chartwell Re, Drayton, Chartwell Reinsurance, RECO and The Recor Insurance Company, Inc. Incorporated by reference to Chartwell Re's 1995 Annual Report on Form 10-K.

11.1 Computation of Earnings per Share for the years ended December 31, 1996, 1995 and 1994.

12.1     Computation of Earnings to Fixed Charges.

21.      Subsidiaries of Chartwell.

27.1     Financial Data Schedule