Form 10-Q
period 1997-06-30
CHARTWELL RE HOLDINGS CORP
filed 1997-08-14
CIK 1012011

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1997 or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 for the transition
         period from                to                  .
                     -------------      ----------------

For the Quarter Ended June 30, 1997         Commission file number 0-28188
                      -------------                                -------


                        Chartwell Re Holdings Corporation

             (Exact name of registrant as specified in its charter)
                                  -------------
         Delaware                                               06-1438493
-------------------------------                              ------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock - $1.00 par value                                  100
------------------------------                                 ------
       Description of Class                             Shares Outstanding
                                                       as of August 14, 1997
                                               (All shares are privately held,
                                                and there is no public market
                                                for the Company's common shares)

                        Chartwell Re Holdings Corporation

                               Index To Form 10-Q

PART I  FINANCIAL INFORMATION
        Item 1 -                                                           Page
                                                                           ----
        Condensed Consolidated Balance Sheets at June 30, 1997 and
           December  31, 1996.................................................1
        Condensed Consolidated Statements of Operations for the
            three and six month periods ended June 30, 1997 and 1996..........2
        Condensed Consolidated Statements of Cash Flows for the
           six month periods ended June 30, 1997 and 1996.....................3
        Notes to Condensed Consolidated Financial Statements..................4

        Item 2 -
        Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................5

PART II.OTHER INFORMATION
        Item 6 -
        Exhibits and Reports on Form 8-K ....................................15
        Signatures ..........................................................16

PART I. FINANCIAL INFORMATION
ITEM 1- Financial Statements

                            CHARTWELL RE HOLDINGS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                    June 30,      December 31,
                                                      1997            1996
                                                   -----------   ------------
ASSETS:                                            (Unaudited)
Investments:
 Fixed maturities:
  Held to maturity (market value 1997,
   $34,903; 1996, $36,620)......................  $    34,483    $    36,043
  Available for sale (amortized cost
   1997, $632,610; 1996, $609,368)..............      628,838        606,621
Other investments...............................       33,114         30,896
Cash and cash equivalents.......................       29,984         50,343
                                                       ------         ------
          Total investments and cash............      726,419        723,903
Accrued investment income.......................       10,374         10,529
Premiums in process of collection...............      115,811         86,351
Reinsurance recoverable: on paid losses.........       33,153         29,767
                         on unpaid losses.......      184,145        172,377
Prepaid reinsurance.............................       33,641         21,733
Goodwill........................................       50,249         52,609
Deferred policy acquisition costs...............       22,022         17,903
Deferred income taxes...........................       41,742         42,160
Deposits........................................       18,609         18,135
Other assets....................................       79,004         69,757
                                                       ------         ------
                                                  $ 1,315,169    $ 1,245,224
                                                  ===========    ===========

LIABILITIES:
Loss and loss adjustment expenses................ $   765,798    $   747,858
Unearned premiums................................     103,715         81,599
Other reinsurance balances.......................      29,766         15,085
Accrued expenses and other liabilities...........      54,095         51,763
Long term debt...................................     108,224        107,297
                                                      -------        -------
           Total liabilities.....................   1,061,598      1,003,602
                                                    ---------      ---------
COMMMITMENTS AND CONTINGENCIES

MINORITY INTEREST................................       9,436          9,469
                                                           --             --
COMMON STOCKHOLDER'S EQUITY
Common stock, par value $1.00 per share;
  authorized 1,000 shares; shares issued
  and outstanding 100............................        --              --
  Additional paid-in capital.....................     217,866        217,866
  Net unrealized depreciation of investments.....      (2,711)        (1,379)
  Foreign currency translation adjustment........         982          1,291
  Retained earnings..............................      27,998         14,375
                                                       ------         ------
          Total common stockholder's equity......     244,135        232,153
                                                      -------        -------
                                                  $ 1,315,169    $ 1,245,224
                                                  ===========    ===========

       See notes to condensed consolidated financial statements

                            CHARTWELL RE HOLDINGS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (Unaudited)

                                      Three Month Periods   Six Month Periods
                                         Ended June 30,       Ended June 30,
                                      -------------------  ------------------
                                        1997        1996     1997      1996
                                        ----        ----     ----      ----

UNDERWRITING OPERATIONS:
Premiums earned......................  $73,890   $ 48,961  $135,675   $105,204
Net investment income................   10,793     10,628    20,624     21,021
Net realized capital gains (losses)..      (29)        21       (49)       853
                                       --------  --------  ---------  --------
    Total revenues...................    84,654    59,610   156,250    127,078
                                       --------  --------  --------   --------
Loss and loss adjustment expenses....    49,810    35,072    91,845     76,014
Policy acquisition costs.............    20,452    11,769    37,572     25,945
Other expenses.......................     4,533     3,948     8,227      8,004
                                       --------  --------  --------   --------
     Total expenses..................    74,795    50,789   137,644    109,963
                                       --------  --------  --------   --------
Income before taxes -
        underwriting operations           9,859     8,821    18,606     17,115
                                       --------  --------  --------   --------
SERVICE OPERATIONS:
Service and other revenue.............    6,900       883    14,434      1,469
Equity in net earnings of investees...    1,030       871     2,176      1,757
Net investment income.................      396         2       644          4
                                       --------  --------  --------   --------
     Total revenues..................     8,326     1,756    17,254      3,230
                                       --------  --------  --------   --------
Amortization of goodwill.............       528      --       1,045       --
Other expenses.......................     4,648       298     9,526        611
                                       --------  --------  --------   --------
     Total expenses..................     5,176       298    10,571        611
                                       --------  --------  --------   --------
Income before taxes -
        service operations                3,150     1,458     6,683      2,619
                                       --------  --------  --------   --------
CORPORATE:
Net investment income................      --          27        94        267
Net realized capital gains (losses)..      --         (21)     --           68
General and administrative expenses..       394        71       784         71
Interest expense.....................     2,365     1,640     4,519      3,910
Amortization expense.................        71        64       235        141
                                       --------  --------  ---------  --------
Loss before taxes - corporate........    (2,830)  (1,769)    (5,444)    (3,787)
                                       --------  --------  ---------  --------

Consolidated income before taxes
and extraordinary item...............    10,179     8,510    19,845     15,947
Income tax expense...................     3,078     2,459     5,877      4,603
                                       --------  --------  --------   --------
Net income before minority interest
 and extraordinary item..............     7,101     6,051    13,968     11,344
Minority interest....................       156      --         345         --
Extraordinary item, net of tax.......      --       1,874      --        1,874

                                       --------  --------  --------   --------
Net income...........................  $  6,945  $  4,177  $ 13,623   $  9,470
                                       ========  ========  ========   ========


            See notes to condensed consolidated financial statements.

                            CHARTWELL RE HOLDINGS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                            Six Month Periods
                                                               Ended June 30,
                                                            ------------------
                                                               1997      1996
                                                            --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net premiums collected..............................  $  74,732   $  60,837
    Net losses & loss adjustment expenses paid..........    (74,922)    (65,098)
    Overhead expenses paid..............................    (12,372)     (6,654)
    Service and other revenue, net of related
      expenses paid.....................................      5,010       3,226
    Net income taxes paid...............................     (2,092)       (888)
    Interest received on investments....................     21,028      19,663
    Interest paid.......................................     (4,765)     (4,818)
    Other, net..........................................     (3,677)      3,782
                                                          ---------   ---------
             Net cash provided by operating activities..      2,942      10,050
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cost of investments acquired........................   (128,460)   (272,548)
    Proceeds from investment matured or repaid..........      9,904      14,055
    Proceeds from investments sold......................     94,695     145,394
                                                          ---------   ---------
           Net cash used in investing activities........    (23,861)   (113,099)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contribution from parent....................         --      48,545
    Redemption of Senior Notes..........................         --     (28,280)
    Proceeds from long-term debt........................       1,619         --
       Other, net.......................................         --        (250)
                                                          ----------  ---------
           Net cash provided by financing activities....      1,619      20,015
                Effect of exchange rate on cash.........     (1,059)         10
                                                          ---------   ---------
Net decrease in cash and cash equivalents...............    (20,359)    (83,024)
Cash and cash equivalents at beginning of period........     50,343     152,507
                                                          ---------   ---------
Cash and cash equivalents at end of period..............  $  29,984   $  69,483
                                                          =========   =========
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
    Net income..........................................     13,623   $   9,470
    Adjustments to reconcile net income to net cash
       provided by operating activities:
      Extraordinary item................................      --          1,874
      Net realized capital (gains) losses...............         49        (921)
      Deferred policy acquisition costs.................     (4,119)        536
      Unpaid loss and loss adjustment expenses..........     17,940      (4,886)
      Unearned premiums.................................     22,116      (6,839)
      Reinsurance balances..............................      2,769         152
      Reinsurance recoverable...........................    (15,154)       (730)
      Net change in receivables and payables............    (27,241)      7,577
      Other, net........................................     (7,041)      3,817
                                                          ---------   ---------
           Net cash provided by operating activities....  $   2,942   $  10,050
                                                          =========   =========

            See notes to condensed consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

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

NOTE 2- PRO FORMA DATA

     On November 19, 1996, the Company's parent, Chartwell Re Corporation ("Chartwell Re"), acquired (the "Acquisition") 100% of the outstanding stock of Archer Group Holdings plc ("Archer Holdings") through its newly formed subsidiary, Chartwell Holdings Limited. The Acquisition has been accounted for under the purchase method of accounting.

     The following pro forma consolidated income statement information for the Company for the six months ended June 30, 1996 is presented as though the Acquisition and the redemption of 35% of the Company's outstanding 10.25% Senior Notes (the "Senior Notes") due 2004 had occurred on January 1, 1996.

                  Three Months     Three Months      Six Months      Six Months
                     Ended             Ended          Ended             Ended
                   June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                      Actual          Pro forma        Actual         Pro forma
                  --------------   -------------   -------------  --------------
Total revenues           $92,980        $68,410       $173,598         $144,719
Net income                $6,945         $6,437        $13,623          $12,531

ITEM 2 - Management's Discussion and Analysis


                        CHARTWELL RE HOLDINGS CORPORATION
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                  June 30, 1997
                                   (Unaudited)

Overview
         Chartwell Re Holdings Corporation ("Chartwell" or the "Company") is a holding company which conducts business through its four principal operating subsidiaries, Chartwell Reinsurance Company ("Chartwell Reinsurance"), The Insurance Corporation of New York ("INSCORP"), Chartwell Advisers Limited ("Chartwell Advisers") and its recently acquired Lloyd's managing agency, Archer Managing Agents Limited ("Archer"). Chartwell Reinsurance was founded in 1979 as a wholly-owned subsidiary of Northwestern National Life Insurance Company ("NWNL"). The Company was formed in 1995 to act as an intermediate level holding company for its parent, Chartwell Re Corporation ("Chartwell Re"), a company whose common stock is traded on the New York Stock Exchange.
         Chartwell Reinsurance underwrites treaty reinsurance through reinsurance brokers for casualty and, to a lesser extent, property risks as well as for marine and aviation risks. INSCORP writes property and casualty insurance for specialty program administrators. Archer is one of the largest managing agencies in the Lloyd's marketplace with approximately 380 million pounds sterling of underwriting capacity for the 1997 Year of Account. Chartwell Advisers acts as the exclusive advisor for syndicate selection to New London Capital plc, a non-affiliated publicly traded company formed to underwrite at Lloyd's.
         Chartwell's other subsidiaries include Dakota Specialty Insurance Company ("Dakota Specialty") and Drayton Company Limited. Dakota Specialty is a newly formed subsidiary of Chartwell whose objective is to underwrite a book of surplus lines insurance. Drayton Company Limited is not currently writing new business, and Chartwell is managing the resolution of Drayton's remaining claims and assets in a controlled winding-up.
         As of June 30, 1997, Chartwell had total assets in excess of $1.3 billion and stockholder's equity of $244.1 million. Chartwell Reinsurance is rated "A" (Excellent) by A.M. Best Company, Inc., an independent rating entity serving the insurance industry, and both INSCORP and Dakota Specialty are rated "A-" (Excellent) by A.M. Best. In addition, Chartwell Reinsurance, INSCORP and Dakota Specialty have each been assigned an A- claims paying ability rating by Standard and Poor's, and the Company's 10.25% Senior Notes (the "Senior Notes") are rated BBB- by Standard & Poor's and Ba1 by Moody's, respectively.

Results of Operations - Six Months Ended June 30, 1997 Compared With Six Months Ended June 30, 1996:

         Revenues: Total revenues for the six months ended June 30, 1997 increased 32.9% to $173.6 million, compared to $130.6 million for the comparable period in 1996. The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:

                                         Six month periods ended June 30,
                                     ------------------------------------------
                                            1997                  1996
                                     -------------------      -----------------
                                                     (in thousands)
Gross premiums written                          $193,615              $132,467
                                     ===================       =================
Net premiums written                            $146,262               $95,723
                                     ===================       =================
Premiums earned                                 $135,675              $105,204
Net investment income                             21,362                21,292
Net realized capital gains (losses)                 (49)                   921
Service and other revenue                         14,434                 1,469
Equity in net earnings of investees                2,176                 1,757
                                     -------------------       -----------------
Total Revenues                                  $173,598              $130,643
                                     ===================       =================

Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the six months ended June 30, 1997 were $193.6 million, an increase of 46.2% compared to the same period in 1996. These increases reflect the addition of a number of new programs in the Specialty Accounts client segment, as well as the continued growth of the Controlled Source Insurance Accounts segment. Controlled Source Insurance Accounts grew as a result of the expansion of current programs in response to market opportunities as well as the addition of new programs. The distribution of the Company's gross premiums written among its underwriting client segments was as follows:
                               Six month periods ended
                             ---------------------------
                                      June 30,
                               1997          1996
                              -------     ---------
Reinsurance:                      (in thousands)

Specialty                     $87,312       $42,829
                              -------     ---------
Global
  Domestic                      6,562        11,011
  International                10,856         8,941
                              --------    ---------
                               17,418        19,952
                              --------    ---------
Regional                       13,216        13,298
                              --------    ---------
Marine & Aviation              18,160        16,556
                              --------    ---------
Total Reinsurance             136,106        92,635


Controlled Source
   Insurance                   49,350        30,974

Archer/Oak
Dedicated Facilities            8,159             -

Run-Off (1)                         -         8,858
                              --------    ---------
          TOTAL              $193,615      $132,467
                             =========    =========
         (1) The run-off is reinsurance business previously written by The Insurance Corporation of New York and not renewed into Chartwell Reinsurance Company.

         Specialty Accounts gross premiums written for the first six months of 1997 increased 103.9% over the prior year primarily due to a number of new workers compensation programs. Global Accounts continues to focus on the international marketplace and, in particular, on U. K. business. Gross premiums written in the international market increased 21.4 % while gross premiums written in the domestic market decreased 40.4%. In the aggregate, Global Accounts gross premiums written decreased 12.7% for the six months ended June 30, 1997 compared to June 30, 1996. Gross premiums written in the Regional Accounts client segment were relatively flat for the first six months of 1997 as compared with the same period last year primarily due to the non-renewal of a specific reinsurance contract because the ceding company retained the business after obtaining additional surplus. Marine and Aviation gross premiums increased 9.7% for the six months ended June 30, 1997 as compared with 1996 primarily due to increases in the aviation book of business. Gross premiums written through June 30, 1997 in the Controlled Source Insurance Accounts client segment increased 59.3% reflecting the continued growth of existing programs as well as the addition of new programs in the first half of the year.
         In addition to underwriting through its five client segments, Chartwell provides capital to syndicates managed by Archer through two dedicated corporate capital vehicles, Oak Dedicated Limited and Archer Dedicated Limited. Through these facilities, Chartwell supports capacity at Archer totaling $45.0 million for the 1997 Year of Account. Chartwell's financial statements for the second quarter of 1997 include $8.2 million of gross premiums written from these facilities.
         Net premiums written for the six month period ended June 30, 1997 increased 52.8% to $146.3 million compared to $95.7 million for the same period in 1996. The increase in net premiums written resulted in large part from the factors described above which generated the increase in gross premiums written. Net premiums earned for the six month period ended June 30, 1997 were $135.7 million, an increase of $30.5 million or 29.0% compared to the same period in 1996.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $91.8 million for the six month period ended June 30, 1997, a 20.8% increase compared to $76.0 million for the comparable period in 1996. The increase is principally attributable to the increase in earned premiums as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) improved to 67.7% for the six month period ended June 30, 1997 from 72.3% recorded for the same period in 1996. The improvement of 4.6 percentage points in the loss and LAE ratio for the six month period ended June 30, 1997 was a result of the positive contributions of the new workers compensation programs as well as the benefits of new reinsurance programs and the enhancement of existing reinsurance programs at attractive terms. In addition, the 1997 results were not materially affected by the run-off of reinsurance programs written by The Reinsurance Corporation of New York prior to December 1995, a factor which impacted the 1996 results.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $37.6 million for the six month period ended June 30, 1997 compared to $25.9 million for the same period in 1996. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) increased to 27.7% from 24.7% in 1996. The increase is due to a modestly higher commission structure for proportional business in general and the workers compensation programs in particular.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $8.2 million for the six month period ended June 30, 1997 compared to $8.0 million for the same period in 1996. Other expenses expressed as a percentage of net earned premiums decreased to 6.1% for the six month period ended June 30, 1997 compared to 7.6% for the same period in 1996.

         Net Underwriting Results. The Company incurred an underwriting loss (net premiums earned minus losses, LAE and underwriting expenses) of $2.0 million for the six month period ended June 30, 1997 as compared to an underwriting loss of $4.8 million for the same period in 1996. The combined ratio for the six month period ended June 30, 1997 computed in accordance with GAAP improved to 101.5% compared to 104.6% for the same period in 1996. Although the loss ratio component improved to 67.7% for the six month period ended June 30, 1997 from 72.3% recorded for the same period in 1996, the expense ratio increased to 33.8% for the six month period ended June 30, 1997 from the 32.3% recorded for the same period in 1996, for the reasons noted above.

Service Operations
         Revenue from service operations increased to $17.3 million for the six month period ended June 30, 1997 compared to $3.2 million for the same period in 1996. The improvement is due principally to the revenues from Archer as well as increases in advisory fee revenues and equity in the net earnings of investee companies.

Corporate Operations
         Interest and Amortization. Interest and amortization expenses were $4.8 million for the six month period ended June 30, 1997 compared to $4.1 million for the same period in 1996. The 1997 amount includes $1.3 million of interest and amortization related to the acquisition of Archer offset by a reduction in interest expense on the Senior Notes due to the redemption, on April 8, 1996, of 35% of the principal amount of outstanding Senior Notes.

Consolidated
         Net Investment Income and Net Realized Capital Gains (Losses). Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains and losses, for the six month period ended June 30, 1997 was $15.2 million, compared to $14.2 million for the same period in 1996. The carrying value of the Company's invested assets increased to $726.4 million at June 30, 1997 from $723.9 million at December 31, 1996 primarily due to the positive cash flows from operations offset by the decline in the market value of the investment portfolio. The average annual tax equivalent yield on invested assets after investment expenses increased to 6.53% for the first six months of 1997 compared to 6.15% for the same period in 1996.
         The Company realized net capital losses of $49,000 for the first six months of 1997 compared to net capital gains of $921,000 for the same period in 1996. The 1996 net capital gains were realized principally to reposition certain sectors of the portfolio and to modify the portfolio to improve credit quality without sacrificing yield.

         Income Before Income Taxes. Net income before income taxes increased to $19.8 million for the six month period ended June 30, 1997 compared to $15.9 million for the same period in 1996. The increase resulted primarily from the increase in earned premiums, the favorable results in both loss and loss adjustment expense and in other expenses, and from the increases in service and other revenue.

         Income Tax Expense. The provision for Federal income taxes for the six month period ended June 30, 1997 increased to $5.9 million compared with $4.6 million for the same period in 1996. The effective tax rate was 29.6% and 28.9% for the six month periods ended June 30, 1997 and 1996, respectively. The principal factor in the decline below the statutory rate of 35% for both periods was the benefit of investments in tax-advantaged securities.

         Net Income. The Company realized a net profit of $13.6 million for the six month period ended June 30, 1997 compared with a net profit of $9.5 million for the comparable 1996 period because of the factors discussed above. The 1996 figures include an extraordinary charge of $1.9 million attributable to the redemption of 35% of the Senior Notes which occurred on April 8, 1996.

Results of Operations - Three Months Ended June 30, 1997 Compared With Three Months Ended June 30, 1996:

         Revenues: Total revenues for the three months ended June 30, 1997 increased 51.5% to $93.0 million, compared to $61.4 million for the comparable period in 1996. The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:

                                        Three month periods ended June 30,
                                     ------------------------------------------
                                            1997                  1996
                                     -------------------       -----------------
                                                     (in thousands)
Gross premiums written                           $96,939               $63,903
                                     ===================       =================
Net premiums written                             $76,350               $46,005
                                     ===================       =================
Premiums earned                                  $73,890               $48,961
Net investment income                             11,189                10,657
Net realized capital losses                         (29)                     -
Service and other revenue                          6,900                   883
Equity in net earnings of investees                1,030                   871
                                     -------------------       -----------------
Total Revenues                                   $92,980              $61,372
                                     ===================       =================
Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the second quarter 1997 were $96.9 million, an increase of 51.7% compared to the same period in 1996. These increases reflect the addition of a number of new programs in the Specialty Accounts client segment, as well as the continued growth of the Controlled Source Insurance Accounts segment. Controlled Source Insurance Accounts grew as a result of the expansion of current programs in response to market opportunities.

         The distribution of the Company's gross premiums written among its underwriting client segments was as follows:

                                   Three month periods ended
                                              June 30,
                                         1997          1996
                                      ---------     ---------
Reinsurance:                               (in thousands)

Specialty                             $40,010       $25,744
                                     ----------    -----------
Global
  Domestic                              2,361         5,973
  International                         3,906         5,468
                                     ----------    -----------
                                        6,267        11,441
                                     ----------    -----------

Regional                                8,623         6,136
                                     ----------    -----------
Marine &
Aviation                                7,172         5,392
                                     ----------    -----------
Total
Reinsurance                            62,072        48,713

  Controlled Source
    Insurance                          26,708        13,797


Archer/Oak
Dedicated Facilities                    8,159             -

Run-Off(1)                                  -         1,393
                                    ----------     ----------
               TOTAL                $  96,939       $63,903
                                   ===========     ===========
         (1) The run-off is reinsurance business previously written by The Insurance Corporation of New York and not renewed into Chartwell Reinsurance Company.
--------------------------------------------------------------------------------
         Gross premiums written in the Specialty Accounts client segment for the three months ended June 30, 1997 increased 55.4% over the prior year primarily due to a number of new workers compensation programs. Global Accounts continues to focus on the international marketplace and, in particular, on U. K. business. Global Accounts gross premiums written decreased 45.2% for the three months ended June 30, 1997 compared to June 30, 1996. Gross premiums written in the Regional Accounts client segment increased 40.5% for the three months ended June 30, 1997 as compared with the same period last year reflecting the expansion of existing programs and new programs coming on line. Marine and Aviation gross premiums written increased 33.0% for the three months ended June 30, 1997 as compared with 1996 reflecting increases in the aviation book of business. Gross premiums written in the Controlled Source Insurance Accounts client segment for the three months ended June 30, 1997 increased 93.6% reflecting the continued growth of existing programs as well as the premiums from new programs.
         In addition, Chartwell's financial statements for the second quarter of 1997 include $8.2 million of gross premiums written from Archer Dedicated Limited and Oak Dedicated Limited.
         Net premiums written for the three month period ended June 30, 1997 increased 66.0% to $76.4 million compared to $46.0 million for the same period in 1996. The increase in net premiums written resulted, in large part, from the factors described above which generated the increase in gross premiums written. Net premiums earned for the three month period ended June 30, 1997 were $73.9 million, an increase of $24.9 million or 50.9% compared to the same period in 1996.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $49.8 million for the three month period ended June 30, 1997, a 42.0% increase compared to $35.1 million for the comparable period in 1996. The increase is principally attributable to the increase in earned premiums as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) improved to 67.4% for the three month period ended June 30, 1997 from 71.6% recorded for the same period in 1996. The improvement of 4.2 percentage points in the loss and LAE ratio for the three month period ended June 30, 1997 was a result of the positive contributions of the new workers compensation programs as well as the benefits of new reinsurance programs and the enhancement of existing reinsurance programs at attractive terms. In addition, the 1997 results were not materially affected by the run-off of reinsurance programs written by The Reinsurance Corporation of New York prior to December 1995, a factor which impacted the 1996 results.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $20.5 million for the three month period ended June 30, 1997 compared to $11.8 million for the same period in 1996. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) increased to 27.7% from 24.0% in 1996. The increase is due to a modestly higher commission structure for proportional business in general and the workers compensation programs in particular.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $4.5 million for the three month period ended June 30, 1997 compared to $3.9 million for the same period in 1996. Other expenses expressed as a percentage of net earned premiums decreased to 6.1% for the three month period ended June 30, 1997 compared to 8.1% for the same period in 1996.

         Net Underwriting Results. The Company incurred an underwriting loss (net premiums earned minus losses, LAE and underwriting expenses) of $905,000 for the three month period ended June 30, 1997 as compared to an underwriting loss of $1.8 million for the same period in 1996. The combined ratio for the three month period ended June 30, 1997 computed in accordance with GAAP was 101.2% compared to 103.7% for the same period in 1996. Although the loss ratio component improved to 67.4% for the three month period ended June 30, 1997 from 71.6% recorded for the same period in 1996, the expense ratio increased to 33.8% for the three month period ended June 30, 1997 from the 32.1% recorded for the same period in 1996, for the reasons noted above.

Service Operations
         Revenue from service operations increased to $8.3 million for the three month period ended June 30, 1997 compared to $1.8 million for the same period in 1996. The improvement is due principally to the revenues from Archer as well as increases in advisory fee revenues and equity in the net earnings of investee companies.

Corporate Operations
         Interest and Amortization. Interest and amortization expenses were $2.4 million for the three month period ended June 30, 1997 compared to $1.7 million for the same period in 1996. The increase is primarily due to $643,000 of interest and amortization related to the acquisition of Archer.

Consolidated
         Net Investment Income and Net Realized Capital Losses. Consolidated after-tax net investment income, exclusive of realized and unrealized capital losses, for the three month period ended June 30, 1997 was $7.9 million, compared to $7.2 million for the same period in 1996. The carrying value of the Company's invested assets increased to $726.4 million at June 30, 1997 from $723.9 million at December 31, 1996 primarily due to the positive cash flows from operations. The average annual tax equivalent yield on invested assets after investment expenses increased to 6.87% for the second quarter of 1997 compared to 6.12% for the same period in 1996. The Company realized net capital losses of $29,000 for the three months ended June 30, 1997. There were no net gains or losses for the three months ended June 30, 1996.

         Income Before Income Taxes. Net income before income taxes increased to $10.2 million for the three month period ended June 30, 1997 compared to $8.5 million for the same period in 1996. The increase resulted primarily from the increase in earned premiums, the favorable results in both loss and loss adjustment expense and in other expenses, and from the increases in service and other revenue.

         Income Tax Expense. The provision for Federal income taxes for the three month period ended June 30, 1997 increased to $3.1 million compared with $2.5 million for the same period in 1996. The effective tax rate was 30.2% and 28.9% for the three month periods ended June 30, 1997 and 1996, respectively. The principal factor in the decline below the statutory rate of 35% for both periods was the benefit of investments in tax-advantaged securities.

         Net Income. The Company realized a net profit of $6.9 million for the three month period ended June 30, 1997 compared with a net profit of $4.2 million for the comparable 1996 period because of the factors discussed above. The 1996 figures include an extraordinary charge of $1.9 million attributable to the redemption of 35% of the Senior Notes which occurred on April 8, 1996.

Liquidity and Capital Resources
         As a holding company, Chartwell's assets consist primarily of the stock of its direct and indirect subsidiaries. Chartwell's cash flow, therefore, depends largely on dividends and other payments from Chartwell Reinsurance. Chartwell Reinsurance's sources of funds consist primarily of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses. Chartwell Reinsurance's ability to pay cash dividends to the Company is restricted by law or subject to approval of the insurance regulatory authority of Minnesota, Chartwell Reinsurance's state of domicile. The Minnesota authority recognizes only statutory accounting practices for the ability of an insurer to pay dividends to its stockholders. Chartwell could pay dividends aggregating up to $23.8 million without regulating approval.
         At June 30, 1997, 95.9% of Chartwell's total investments (including cash and cash equivalents) consisted of fixed income securities, of which 96.6% were rated "A" or better (or "A-1" for commercial paper) by Moody's. While uncertainties exist regarding interest rates and inflation, Chartwell attempts to minimize such risks and exposures by balancing the duration of reinsurance liabilities with the duration of assets in its investment portfolio. The current market value of Chartwell's fixed maturity investments is not necessarily indicative of their future valuation. Chartwell does not have any investments in real estate or high-yield bonds and does not have any non-income producing fixed income investments. The Company's fixed income securities portfolio at June 30, 1997 was comprised primarily of U.S. Treasury and government agency, mortgage pass-through securities, and corporate and municipal bonds.

         Stockholder's equity increased approximately 5.1% to $244.1 million at June 30, 1997 from $232.2 million at December 31, 1996. Chartwell's ratio of long-term debt to total capitalization improved to 30.7% at June 30, 1997 from 31.6% at December 31, 1996.
         Statutory policyholders' surplus of Chartwell Reinsurance Company increased to $247.7 million at June 30, 1997 from $238.3 million at December 31, 1996.
         In connection with the November 1996 acquisition of Archer, the Company entered into new credit facilities with First Union National Bank, N.A. (the "First Union Credit Facility"). The new credit facilities provide term loans of approximately $50 million (a portion of which is denominated in pounds sterling) and a $25.0 million revolving credit facility (subsequently increased to $35.0 million).
         At June 30, 1997, $45.4 million was outstanding under the First Union Credit Facility. In addition, at June 30, 1997, $9.3 million was used to guarantee the loan notes and $20.0 million was used to secure letters of credit.
         Chartwell is largely dependent upon receipt of dividends and other statutorily permissible payments from its subsidiaries to meet its obligations including the obligation to pay interest and principal on the Senior Notes and under the new credit facilities. Further, dividend payments by Chartwell Reinsurance and INSCORP are subject to limits under the laws of the States of Minnesota and New York, respectively. Under the applicable provisions of the insurance holding company laws of the State of Minnesota, Chartwell Reinsurance may, upon five days notice to the Commissioner following the declaration of dividends to stockholders, and upon at least ten days notice to the Commissioner prior to dividend payments, pay dividends to the Company without the approval of the Commissioner, unless such dividends, together with other dividends paid within the preceding twelve months, exceed the greater of (i) 10% of Chartwell Reinsurance's policyholders' surplus as of the end of the prior calendar year or
(ii) Chartwell Reinsurance's statutory net income, excluding realized capital gains, for the prior calendar year. Any dividend in excess of the amount determined pursuant to the foregoing formula would be characterized as an "extraordinary dividend" requiring the prior approval of the Commissioner. In any case, the maximum amount of dividends Chartwell Reinsurance may pay is limited to its earned surplus, also known as unassigned funds. As of December 31, 1996, Chartwell Reinsurance reported unassigned funds in the amount of $54.5 million. Up to $23.8 million is available under the foregoing formula for the payment of dividends by Chartwell Reinsurance without regulatory approval in 1997. Chartwell Reinsurance paid the Company no dividends in 1997 or 1996. Under New York law, which is applicable to INSCORP, the maximum ordinary dividend payable in any twelve month period without the approval of the Superintendent may not exceed the lesser of (a) 10% of policyholders surplus as shown on the company's last annual statement or any more recent quarterly statement or (b) the Company's adjusted net investment income. Adjusted net investment income is defined as net investment income for the twelve months preceding the declaration of the dividend plus the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. In any case, New York law permits the payment of an ordinary dividend by an insurer or reinsurer only out of earned surplus. Moreover, notwithstanding the receipt of any dividend from INSCORP, Chartwell Reinsurance may make dividend payments to the Company only to the extent permitted under the Minnesota provisions described above.
         In addition to the foregoing limitation, the New York Insurance Department, as is its practice in any change of control situation, has required Chartwell to commit to preclude the acquired New York-domiciled insurer, INSCORP, from paying any dividends for two years after the change of control without prior regulatory approval. This two year period ends in December 1997.

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

                           None

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


                                    CHARTWELL RE HOLDINGS CORPORATION
                                               (Registrant)



                                      /s/        Charles E. Meyers
                                    --------------------------------------------
                                      Charles E. Meyers
                                      Duly Authorized Officer and Senior
                                      Vice President and Chief Financial Officer












Dated: August 14, 1997