Form 10-K405
period 1997-12-31
CHARTWELL RE HOLDINGS CORP
filed 1998-03-31
CIK 1012011

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K
                            ------------------------

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
OR
|_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to
                          ---------------------------
                          Commission file no. 0-28188
                          ---------------------------

                        Chartwell Re Holdings Corporation
             (Exact name of registrant as specified in its charter)

                           ---------------------------

          DELAWARE                                   06-1438493
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)               Identification No.)

                       Four Stamford Plaza, 107 Elm Street
                           Stamford, Connecticut 06902
              (Address of principal executive offices and zip code)
                                 ---------------
       Registrant's telephone number, including area code: (203) 705-2500

        Securities registered pursuant to Section 12(b)of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None
                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __
                                      --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                      Documents Incorporated by Reference

The Registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.


================================================================================

                        CHARTWELL RE HOLDINGS CORPORATION
                                TABLE OF CONTENTS

                                                                           Page
         Item                                                             Number

PART I
     1.  Business---------------------------------------------------------    1
     2.  Properties-------------------------------------------------------   19
     3.  Legal Proceedings------------------------------------------------   19
     4.  Submission of Matters to a Vote of Security Holders--------------   19

PART II
     5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters---------------------------------------------   19
     6.  Selected Financial Data------------------------------------------   19
     7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations---------------------------------------   20
     7A. Quantitative and Qualitative Disclosures About Market Risk-------   29
     8.  Financial Statements and Supplementary Data----------------------   29
     9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures ------------------------------------------ 29

PART III
     10. Directors and Executive Officers of the Registrant---------------   29
     11. Executive Compensation-------------------------------------------   29
     12. Security Ownership of Certain Beneficial Owners and Management---   29
     13. Certain Relationships and Related Transactions-------------------   29

PART IV
     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K-   29

                                    PART I

Item 1. Business

Overview
          Chartwell Re Holdings Corporation ("Chartwell" or the "Company") is a wholly-owned subsidiary of Chartwell Re Corporation ("Charwtell Re") an insurance holding company with global underwriting and service operations which conducts its business in the United States and in the Lloyd's market. Chartwell was formed in 1995 to act as an intermediate level holding company for Chartwell Re and, as such, it conducts its business through its principal operating subsidiaries, Chartwell Reinsurance Company ("Chartwell Reinsurance"), The Insurance Corporation of New York ("INSCORP") and Archer Managing Agents Limited ("Archer"). As of December 31, 1997, Chartwell had nearly $1.4 billion of total assets and stockholder's equity of $269.1 million. For the year ended December 31, 1997, Chartwell's gross premiums written amounted to $362.8 million. Of such amount, $236.1 million, or 65.1%, represented gross reinsurance premiums, $106.5 million, or 29.4%, represented gross insurance premiums and $20.1 million, or 5.5%, represented premiums from Oak Dedicated Limited and ADIT One Ltd., Archer's dedicated corporate capital vehicles (the "Dedicated CCV's").

          Chartwell Reinsurance is a broker market reinsurer with over $262 million of policyholders' surplus which underwrites treaty reinsurance for casualty, property, marine and aviation risks. INSCORP is a primary insurance company with over $113 million of policyholders' surplus that develops property and casualty insurance programs through specialty production sources focusing on a specific line of business and geographic region. Chartwell and INSCORP are each licensed or authorized to transact business in 49 states and the District of Columbia. INSCORP is also approved to transact business in Canada. Archer is the tenth largest managing agency at Lloyd's, managing nine Lloyd's syndicates with total underwriting capacity of approximately (pound)352 million ($580 million) for the 1998 year of account. Approximately 77% of Archer syndicates' 1998 capacity is supplied by corporate capital, and approximately 76% of Archer's 1998 premium volume is derived from non-U.S. sources.
           Chartwell's other operating subsidiaries are Dakota Specialty Insurance Company ("Dakota") and Drayton Company Limited ("Drayton"). Dakota is an indirect wholly-owned subsidiary of Chartwell which was formed late in 1996 to act as a non-admitted carrier writing surplus lines business. Currently, Dakota is approved to write business on a surplus lines basis in 21 states. Drayton, which was acquired by Chartwell Re in 1995, is a Bermuda-domiciled insurer which is not currently writing new business. Chartwell is managing the resolution of Drayton's remaining claims and assets in a controlled winding up or "run-off" of Drayton's old business.

History
          Chartwell Reinsurance was founded in 1979 as a wholly-owned subsidiary of Northwestern National Life Insurance Company ("NWNL"). Chartwell Re was formed in 1989 to act as the parent company of Chartwell Reinsurance, and, in March of 1992, Chartwell Re was acquired (the "1992 Acquisition") by an acquisition group including members of Chartwell Re's senior management.
          INSCORP was acquired by Chartwell Re as a result of the merger of INSCORP's former parent, Piedmont Management Company Inc. ("Piedmont"), with and into Chartwell Re, with Chartwell Re as the surviving corporation (the "Merger"). The Merger was completed in December, 1995, and upon consummation of the Merger, Chartwell Re assumed all of Piedmont's obligations under its Contingent Interest Notes due 2006 (the "CI Notes") which were issued by Piedmont to its stockholders just prior to the Merger.
         In November, 1996, Chartwell Holdings Limited ("Holdings Limited"), a newly-formed, indirect wholly-owned subsidiary of Chartwell, acquired (the "Acquisition") the parent company of Archer, Archer Group Holdings plc ("Archer Holdings"), in a cash tender offer for all of the outstanding ordinary shares of Archer Holdings (the "Archer Shares"). Archer Holdings was publicly traded on the London Stock Exchange prior to the Acquisition.

Ratings
         Chartwell Reinsurance is rated "A" (Excellent) by A.M. Best Company. INSCORP and Dakota are both rated "A-" (Excellent) by A.M. Best Company. All three companies are assigned an A- claims paying ability rating by Standard & Poor's. All of Archer's syndicates enjoy the benefit of the newly issued ratings of Lloyd's, which has been rated "A" (Excellent) by A.M. Best Company and has been assigned an A+ claims paying ability rating by Standard & Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Corporate Structure
          The current corporate structure of Chartwell, its parent and its principal subsidiaries is as follows:
                               [GRAPHIC OMITTED]

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

          Both treaty and facultative reinsurance can be written on either a pro rata (also known as quota share or proportional) or excess of loss basis. Under pro rata reinsurance, the reinsurer indemnifies the ceding company against an agreed upon portion or share of the losses and loss adjustment expenses ("LAE") incurred by the ceding company under the reinsured policy or policies. Premiums that the ceding company pays to the reinsurer for pro rata reinsurance are proportional to the premiums that the ceding company receives, consistent with the proportional sharing of risk, generally less a ceding commission. The ceding commission is negotiated between the reinsurer and the ceding company to reimburse the ceding company for its acquisition costs relating to the underlying policies and may include a contingent component that varies depending upon the loss experience of the underlying business. As a consequence, the underwriting results of the reinsurer may not parallel the underwriting results of the ceding company. Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses and LAE on the reinsured policy or policies in excess of a specified dollar amount, known as the ceding company's retention or reinsurance attachment point, generally subject to a negotiated limit. Such reinsurance can cover losses from a single risk or from a variety of risks in connection with a single occurrence (generally referred to as catastrophe coverage). Excess of loss reinsurance is often written in multiple layers. One or a group of reinsurers typically assumes that portion of the risk immediately above the ceding company's retention up to a specified amount, at which point another reinsurer or group of reinsurers assumes, or the ceding company retains, the excess liability. The reinsurer assuming the risk immediately above the ceding company's retention point is said to write working layer (or low layer) reinsurance. A loss that is greater in amount than the ceding company's retention will result in a loss to the working layer reinsurer, but may not result in a loss to the reinsurers on higher layers. Since the probability of loss for the reinsurer providing excess of loss coverage differs from that to which the ceding company is subject, such reinsurance coverage is priced separately from the pricing set by the ceding company with respect to its own risks. Reinsurers may also purchase reinsurance, known as retrocessional reinsurance, to cover their own risks assumed from primary ceding companies. Reinsurance companies enter into retrocessional agreements for reasons similar to those for which ceding companies purchase reinsurance.

Underwriting
         Underwriting opportunities presented to Chartwell are evaluated based upon a number of factors including an historical analysis of results, an estimation of future loss costs based upon an analysis of exposure, a review of other programs displaying similar exposure characteristics, the primary insurer's underwriting and claims experience and the primary insurer's financial condition.
         In general, prior to authorization, underwriting submissions are reviewed by at least two underwriters, including the manager of the relevant underwriting unit. Large, complex or unusual submissions are generally further reviewed by senior management.

Client Segments
          Chartwell has organized its marketing and underwriting activities into client segments differentiated from one another based on the nature of the clientele and their businesses or products. Accordingly, Chartwell has established five underwriting units, four of which are focused on reinsurance clients; Specialty Accounts, Global Accounts, Regional Accounts, Marine & Aviation Accounts and the fifth, Controlled Source Insurance Accounts, is dedicated to specialty insurance program opportunities. Each unit consists of specialized, dedicated underwriters who are supported by Chartwell's technical resources and personnel, including its actuarial, claims and accounting departments. Chartwell employs a focused cycle management approach to marketing and underwriting pursuant to which it seeks to emphasize different types of business during various phases of the underwriting cycle. During soft markets, Chartwell concentrates on identifying and pursuing underwriting opportunities in areas exhibiting adequate profit potential and ceding additional business upon advantageous terms. During hard markets, Chartwell's general strategy is to expand its premium writings in all market segments.

         The table set forth below shows gross premiums written by underwriting client segment for the periods indicated:

                   Gross Premiums Written by Underwriting Client Segment
                           (Dollars in thousands)
                                           Year Ended December 31,
                             -------------------------------------------------
                                  1997             1996            1995
                             ---------------- ----------------  --------------
                                        % of              % of            % of
                              Amount    Total   Amount   Total   Amount  Total
                             --------- ------ --------- ------  -------- -----
Specialty Accounts .......... $140,965  38.9% $100,817  38.2 % $ 60,529   47.7%
Global Accounts..............
  Domestic...................   19,658   5.4    19,818   7.5     21,010   16.5
  International..............   22,723   6.3    24,120   9.2     17,400   13.7
                               ------- -----   -------  -----   -------  -----
Subtotal Global Accounts.....   42,381  11.7    43,938   16.7    38,410   30.2
Regional Accounts............   24,718   6.8    25,967    9.8    16,738   13.2
Marine & Aviation Accounts...   28,050   7.7    27,780   10.5    11,291    8.9
                               -------  ----   -------  ------  -------  -----
  Total Reinsurance..........  236,114  65.1%  198,502   75.2%  126,968  100.0%
                               -------  ----   -------  ------  -------  -----

Controlled Source Insurance
   Accounts..................  106,543  29.4    58,752   22.3
                               -------  ----   -------  -----

INSCORP Run-Off..............     --      --     6,584    2.5
                               -------  ----   -------  -----

Archer Dedicated Facilities..   20,113   5.5     --         --
                               -------  ----    ------  ------

Total........................ $362,770 100.0%  $263,838 100.0%
                              ======== ======  ======== ======

         The growth of 185.7% in gross premiums written for the period from 1995 to 1997 is due principally to the addition of the Controlled Source Insurance portfolio and the retention of selected INSCORP reinsurance contracts as a result of the Merger, as well as the addition of premium income from Chartwell's participation on Archer's syndicates through support of its Dedicated CCV's.

         Specialty Accounts. Specialty Accounts primarily covers non-standard, non-traditional risks that require specialized underwriting, claims and actuarial skills. Currently, these coverages include workers compensation, professional liability, directors' and officers' liability, surety/fidelity programs, non-standard automobile, accident & health, political risk, employment practices liability and managing general agencies, as well as coverages for excess and surplus lines insurers and start-up companies. In addition, Specialty Accounts writes business arising from the alternative risk transfer segment with a particular emphasis in the professional liability and medical malpractice areas.
          Specialty Accounts represented 59.7%, 50.8%, and 47.7% of gross reinsurance premiums written by Chartwell for the years ended December 31, 1997, 1996 and 1995, respectively. The alternative risk transfer business accounted for 7.5% and 11.5%, of gross reinsurance premiums written by Chartwell in 1997 and 1996, respectively, the majority of which was written by the Specialty Accounts department.
         The table set forth below shows the distribution of gross premiums written for Specialty Accounts by line of business for the periods indicated:

                               Specialty Accounts
                   Gross Premiums Written by Line of Business
                             (Dollars in thousands)
                                         Year Ended December 31,
                           -----------------------------------------------------
                                1997              1996               1995
                           ----------------  ----------------  -----------------
                                     % of               % of              % of
                            Amount    Total   Amount    Total   Amount   Total
                          ---------- ------  --------  ------  --------  ------
Workers Compensation...... $ 67,550   47.9%  $ 27,477   27.3%  $    132    0.2%
Professional Liability....   25,134   17.8     21,642   21.5     24,910   41.2
Automobile Liability......   23,533   16.7     26,317   26.1     18,308   30.2
General Liability.........   14,580   10.3     14,176   14.1     12,505   20.7
Fidelity, Surety & Other..   10,168    7.3     11,205   11.0      4,674    7.7
                             ------    ---     ------   ----      -----    ---
Total..................... $140,965  100.0%  $100,817  100.0%  $ 60,529  100.0%
                           ========  =====   ========  =====   ========  =====

         Gross premiums written for Specialty Accounts increased in 1997 by 39.8% over 1996. Contributing to this growth was a significant increase of 145.8% in the workers compensation line of business. Automobile liability and fidelity, surety and other premiums decreased slightly in 1997 from 1996 due to continued competition in this line, while premiums associated with professional liability increased due to the expansion of relationships with clients in this area.
         Global Accounts. Global Accounts is principally engaged in two activities. Global Accounts provides reinsurance to large U.S. based domestic insurance companies with $100 million or more in surplus which write business in more than 10 states and writes specific reinsurance programs for international ceding companies including reinsurance of select syndicates at Lloyd's and for other insurers and reinsurers writing non-U.S. risks.
         Global Accounts represented 17.9%, 22.1%, and 30.3% of gross reinsurance premiums written by Chartwell for the years ended December 31, 1997, 1996, and 1995, respectively. For the years ended December 31, 1997, 1996 and 1995, 46.4%, 45.1%, and 54.7%, respectively, of the gross premiums written in the Global Accounts client segment represented domestic business and 53.6%, 54.9%, and 45.3%, respectively, represented international business.

         The table set forth below shows the distribution of gross premiums written for Global Accounts by line of business for the periods indicated:

                                 Global Accounts
                   Gross Premiums Written by Line of Business
                             (Dollars in thousands)
                                            Year Ended December 31,
                              --------------------------------------------------
                                    1997            1996             1995
                              --------------   --------------- -----------------
                                       % of             % of              % of
                              Amount   Total   Amount   Total    Amount   Total
                              ------   -----  -------  -----   ---------  -----
Property....................$ 18,802   44.4%  $ 17,755   40.4%  $ 19,526   50.8%
Automobile Physical Damage..  10,797   25.5     12,680   28.9      7,714   20.1
Automobile Liability........   6,818   16.1      8,904   20.3      7,417   19.3
General Liability...........   3,478    8.2      2,649    6.0      2,597    6.8
Other Casualty..............   2,486    5.8      1,950    4.4      1,156    3.0
                            --------  -----   --------  -----   --------   ----
Total.......................$ 42,381  100.0%  $ 43,938  100.0%  $ 38,410  100.0%
                            ========  =====   ========  =====   ========  ======

         In 1997, Global Accounts recorded a 3.5% decline in gross premiums written in response to the persistence of competitive conditions in both the domestic and international markets. Automobile physical damage and liability premiums decreased 14.9% and 23.4%, respectively, in 1997 reflecting the increase in competition worldwide.

         Regional Accounts. Regional Accounts includes reinsurance of the standard risks of insurance companies that either operate in 10 or fewer states or have a surplus of $100 million or less. Gross premiums written in Regional Accounts, which represented 10.5%, 13.1%, and 13.2% of gross reinsurance premiums written by Chartwell for the years ended December 31, 1997, 1996 and 1995, respectively, decreased 4.8% from 1996 levels. This decrease reflects the non-renewal of one relatively large program.
         The table set forth below shows the distribution of gross premiums written for Regional Accounts by line of business for the periods indicated:

                                Regional Accounts
                   Gross Premiums Written by Line of Business
                             (Dollars in thousands)
                                      Year Ended December 31,
                      -----------------------------------------------------
                            1997               1996            1995
                      -----------------  ---------------  ----------------
                                 % of              % of             % of
                        Amount   Total     Amount Total    Amount   Total
                      ---------  -----   -------- -----   -------   -----
Property.............. $ 11,027   44.6%  $ 11,023  42.5%  $  5,118   30.6%
General Liability.....   10,834   43.8      8,264  31.8      5,620   33.6
Workers Compensation..    1,621    6.6      3,698  14.2      3,138   18.7
Automobile Liability..    1,236    5.0      2,982  11.5      2,862   17.1
                       --------   ----   --------  ----   --------  -----
Total................. $ 24,718  100.0%  $ 25,967 100.0%  $ 16,738  100.0%
                       ========  =====   ======== =====   ========  =====

         General liability premiums increased 31.1% in 1997 from 1996 while property premiums were relatively flat year to year. All other lines of business recorded decreases in gross premiums written of more than 50% in 1997 compared to 1996, reflecting the non-renewal of one relatively large program.

         Marine and Aviation Accounts. Marine & Aviation Accounts includes reinsurance of domestic and international ceding companies, managing general agencies and select Lloyd's syndicates, as well as Chartwell's participation in certain marine & aviation pools. The majority of Chartwell's marine reinsurance business is in the bluewater hull and energy areas. Chartwell's aviation business is derived primarily from reinsuring general aviation and satellite business. Business emanating from INSCORP's participation in the marine pool managed by Navigators Group, Inc. is also included in this client segment.
          Marine & Aviation Accounts represented 11.9%, 14.0% and 8.9% of gross reinsurance premiums written during the years ended December 31, 1997, 1996 and 1995, respectively. Gross premiums written in Marine & Aviation Accounts were relatively flat from 1996 to 1997 reflecting the increasingly competitive market conditions in this segment. Marine premiums decreased 3.2% in 1997 while Aviation premiums increased 29.5%.

         The table set forth below shows the distribution of gross premiums written for Marine & Aviation Accounts by line of business for the periods indicated:

                           Marine & Aviation Accounts
                   Gross Premiums Written by Line of Business
                             (Dollars in thousands)

                                  Year Ended December 31,
                    ----------------------------------------------------
                          1997            1996               1995
                     --------------   --------------   -----------------
                              % of               % of             % of
                      Amount  Total    Amount   Total     Amount  Total
                     -------- -----   -------- ------   --------  -----
Marine.............. $ 23,472  83.7%  $ 24,245   87.3%   $ 5,034   44.6%
Aviation............    4,578  16.3      3,535   12.7      6,257   55.4
                      -------  ----   --------  -----    -------  -----
Total............... $ 28,050 100.0%  $ 27,780  100.0%   $ 11,291 100.0%
                      ======= =====   ========  ======   ======== =====

Mix of Reinsurance Business
         Chartwell writes excess of loss and pro rata reinsurance as well as casualty clash and property catastrophe coverages, all on a treaty basis.
Chartwell typically focuses on the working layers of a ceding company's reinsurance program. Chartwell does not currently write facultative reinsurance but may commence writing such coverages depending on market conditions.
         Chartwell's mix of reinsurance business, on the basis of gross and net reinsurance premiums written, is set forth in the following table for the periods indicated:
                                               Mix of Reinsurance Business
                                                  (Dollars in thousands)

                                                                  Year Ended December 31,
                                 ---------------------------------------------------------------------------------------------
                                        1997                 1996               1995                1994             1993
                                 ------------------- ------------------  -----------------  ------------------ ------------------
                                  Amount  % of Total  Amount % of Total  Amount % of Total  Amount  % of Total  Amount  % of Total
                                --------- ---------- ------- ---------- ------- ----------  ------- ---------- -------  ----------
Gross Premiums Written
  Casualty:
    Excess of Loss..............  $ 36,659   15.5%   $ 32,679   16.5%   $ 40,089   31.6%   $ 32,674   28.1%    $ 23,622    33.7%
    Pro Rata....................   134,495   57.0      94,223   47.5      41,570   32.7      43,328   37.2       28,542    40.7
    Clash.......................     1,983    0.8       1,816    0.8       2,704    2.1       3,498    2.9        1,710     2.4
                                  --------  -----    --------  -----    --------  -----    --------  -----     --------   -----
  Total Casualty................   173,137   73.3     128,718   64.8      84,363   66.4      79,500   68.2       53,874    76.8
                                  --------  -----    --------  -----    --------  -----    --------  -----     --------   -----
  Property:
    Excess of Loss..............    12,912    5.5       6,267    3.2       4,730    3.7       2,656    2.3        1,369     2.0
    Pro Rata....................    49,583   21.0      62,455   31.5      35,841   28.2      31,030   26.7       10,105    14.4
    Catastrophe.................       482    0.2       1,062    0.5       2,034    1.7       3,210    2.8        4,781     6.8
                                  --------  -----    --------  -----    --------  -----    --------  -----     --------   -----
  Total Property................    62,977   26.7      69,784   35.2      42,605   33.6      36,896   31.8       16,255    23.2
                                  --------  -----    --------  -----    --------  -----    --------  -----     --------   -----
    Total Gross Premiums Written. $236,114  100.0%  $ 198,502  100.0%  $ 126,968  100.0%   $116,396  100.0%    $ 70,129   100.0%
                                  ========  =====   =========  =====   =========  =====    ========  =====     ========   =====

Net Premiums Written
  Casualty:
    Excess of Loss..............  $ 35,413   17.4%   $ 32,567   18.6%   $ 40,043   32.5%   $ 32,680   28.7%    $ 23,797    34.1%
    Pro Rata....................   118,446   58.1      81,349   46.6      40,727   33.0      43,319   38.0       28,560    40.9
    Clash.......................     1,920    0.9       1,807    1.0       2,691    2.2       3,492    3.1        1,729     2.5
                                  --------  -----    --------  -----    --------  -----    --------  -----     --------   -----
Total Casualty..................   155,779   76.4     115,723   66.2      83,461   67.7      79,491   69.8       54,086    77.5
                                  --------  -----    --------  -----    --------  -----    --------  -----     --------   -----
Property:
    Excess of Loss..............    11,456    5.6       5,941    3.4       4,440    3.6       2,476    2.2        1,223     1.8
    Pro Rata....................    36,251   17.8      51,978   29.8      33,667   27.3      28,928   25.4        9,859    14.1
    Catastrophe.................       472    0.2       1,016    0.6       1,746    1.4       3,067    2.6        4,659     6.6
                                  --------  -----    --------  -----     -------  -----    --------  -----      -------   -----
Total Property..................    48,179   23.6      58,935   33.8      39,853   32.3      34,471   30.2       15,741    22.5
                                 ---------  -----    --------  -----     -------  -----    --------  -----     --------   -----
    Total Net Premiums Written..  $203,958  100.0%  $ 174,658  100.0%   $123,314  100.0%   $113,962  100.0%    $ 69,827   100.0%
                                 =========  =====   =========  =====    ========  =====    ========  =====     ========   =====

          Chartwell's percentage of property writings in its overall mix of business decreased for the year ended December 31, 1997 as compared to the year ended December 31, 1996, principally as a result of increased competition in the property market. Chartwell increased the amount of pro rata casualty business written in 1997 over 1996 primarily as a result of opportunities associated with workers compensation programs from specialty writers.
          During the year ended December 31, 1997, Chartwell received approximately 48.4% of its gross reinsurance premiums written from six groups of ceding companies, of which RISCORP National Insurance Company accounted for approximately 17.8%, American International Group accounted for approximately 7.9% through 21 treaties with 8 member companies, Somerset Marine accounted for approximately 6.3%, AON Corporation Group accounted for approximately 5.7%, Commercial Casualty accounted for approximately 5.5% and North Carolina Commerce Fund accounted for approximately 5.2%. No other ceding company or group of affiliated ceding companies accounted for more than 5% of Chartwell's gross reinsurance premiums written for the year ended December 31, 1997, and no one reinsurance treaty accounted for more than 18% of Chartwell's gross reinsurance premiums written for such period.
          During the year ended December 31, 1997, Chartwell received approximately 69.7% of gross reinsurance premiums written from four reinsurance brokers, of which Guy Carpenter & Co., Inc. accounted for approximately 26.6%, AON Reinsurance Agency accounted for approximately 23.3%, Willis Faber North America accounted for approximately 10.3% and E.W. Blanch Co. accounted for approximately 9.5%. No other broker accounted for more than 5% of the company's gross reinsurance premiums written for the year ended December 31, 1997.
     In order to reduce the potential adverse effect arising from the termination of any specific business relationship, Chartwell seeks business from a large number of reinsurance brokers and ceding companies. While management believes that its relationships with these reinsurance brokers and ceding companies are satisfactory, the termination of all or a substantial number of these relationships could have a material adverse effect on the business and operations of Chartwell.

Insurance Operations
         Controlled Source Insurance Accounts. Controlled Source Insurance Accounts develops insurance programs through specialty production sources with a focus on a specific line or lines of business, with a limited geographic emphasis, and where the program administrator's compensation is adjusted based on the underwriting results of the business.
         Controlled Source Insurance Accounts gross written premiums grew 81.3%, 9.8%, and 12.6% for the years ended December 31, 1997, 1996, and 1995, respectively, over the prior year. The increases in premium reflect the geographic expansion of existing programs as well as the development of new programs during the periods shown. Premiums from the automobile, general liability and commercial multiple peril lines of business increased 105.2%, 104.3% and 46.6%, respectively, in 1997 over 1996. In addition, workers compensation and homeowners, which were new lines of business in 1997, together comprised 5.1% of the total Controlled Source Insurance gross written premiums for 1997.
         The table set forth below shows the gross premiums written for Controlled Source Insurance Accounts by INSCORP for the periods indicated:

                      Controlled Source Insurance Accounts
                   Gross Premiums Written by Line of Business
                             (Dollars in thousands)
                                          Year Ended December 31,
                             ---------------------------------------------------
                                  1997             1996            1995(1)
                            ----------------  ----------------  ---------------
                                       % of              % of             % of
                              Amount   Total   Amount    Total   Amount   Total
                            --------- ------- --------   ------ --------  -----
Commercial Multiple Peril.. $  48,404   45.4%  $ 33,014   56.2% $ 25,196   47.1%
General Liability..........    30,418   28.6     14,889   25.3    15,506   29.0
Automobile.................    22,267   20.9     10,849   18.5    12,821   23.9
Workers Compensation.......     4,169    3.9       --      --       --      --
Homeowners.................     1,285    1.2       --      --       --      --
                             --------  -----    -------  -----  --------  -----
Total...................... $ 106,543  100.0%  $ 58,752  100.0% $ 53,523  100.0%
                            =========  =====   ========  =====  ========  ======
---------------------------------
(1) Under ownership by Piedmont

Archer Dedicated Facilities
         Classes of business covered by Archer's syndicates include marine, non-marine property, non-marine liability, aviation, motor and life. Chartwell's participation on Archer's syndicates, through its Dedicated CCV's amounted to (pound)27.0 million ($44.6 million) in 1997. For 1997, Chartwell's participation at Archer represented 7.1% of Archer syndicates' total underwriting capacity with approximately 45.0% coming from other corporate capital providers and 47.9% from traditional Names.

                  Archer Dedicated Corporate Capital Facilities
                Gross Premiums Written by Lloyd's Market Segment
                            (Dollars in thousands)(1)

                                       Year Ended December 31,
                                      ------------------------
                                                 1997
                                      ----------------------
                                        Amount    % of Total
                                      ---------- -----------
      Non-Marine.....................    $9,969    49.6%
      Motor..........................     7,445    37.0
      Aviation.......................     1,569     7.8
      Marine.........................       984     4.9
      Life...........................       146     0.7
                                       --------    -----
      Total..........................   $20,113    100.0%
                                       ========    =====
--------------------------------

  (1) Business at Archer is conducted in pounds sterling. The dollar amounts shown here have been converted from pounds sterling at the rate of $1.6496= (pound)1 which was the exchange rate published by Lloyd's at December 31, 1997. Data is not shown for years prior to 1997 because Chartwell acquired Archer in November 1996, and Chartwell's consolidated results prior to 1997 did not include amounts attributable to Archer. All amounts are presented in accordance with U.S. GAAP.

  Retrocessional Arrangements
          Chartwell utilizes retrocessions primarily to provide protection from large or multiple losses and may in the future use additional retrocessions to increase underwriting capacity. Chartwell seeks to establish long-term relationships with its leading retrocessionaires in order to achieve continuity and stability of coverage. Chartwell purchases property catastrophe coverage for Global, Regional and Specialty Accounts business to provide coverage for losses arising from an aggregation of claims under various insurance policies from a single event. Chartwell's current property catastrophe program, effective January 1, 1998, provides 100% coverage for $9.5 million of exposure in excess of a $2.5 million retention. In addition, during 1997, Chartwell purchased a property catastrophe program to protect against an accumulation of losses for Chartwell and INSCORP from the same event; this program provides 100% coverage for $2.5 million of exposure in excess of a combined $2.0 million retention. INSCORP purchases specific reinsurance programs for each of the programs underwritten.
          Chartwell renewed its retrocessional marine program, as of April 1, 1997, which provides $1.45 million of coverage, per risk or per event, in excess of a $0.3 million retention.
          In 1997, Chartwell Reinsurance and INSCORP entered into aggregate excess of loss treaties with two reinsurers. These treaties provide Chartwell Reinsurance and INSCORP with a layer of protection against adverse results in all lines of business in excess of specified loss ratios.
          Since Chartwell is contingently liable with respect to reinsurance ceded in the event that a retrocessionaire is unable to meet its obligations assumed under a retrocession agreement, the financial strength of each retrocessionaire is evaluated. As of December 31, 1997, the reinsurance recoverable balance of Chartwell Reinsurance of $54.6 million is attributable to retrocessional arrangements with approximately 150 retrocessionaires. At December 31, 1997, Chartwell Reinsurance had a reserve for uncollectable reinsurance of $3.4 million.
          As of December 31, 1997, the reinsurance recoverable balance of INSCORP of $182.5 million was attributable to retrocessional arrangements with approximately 460 retrocessionaires. At December 31, 1997, INSCORP had a reserve for uncollectable reinsurance of approximately $3.0 million.

Claims
         Chartwell's Claims Department analyzes loss exposure in order to establish case reserves, pays claims and assists in the underwriting process by reviewing the claims activities of prospective ceding companies. In performing these functions, the claims department consults with Chartwell's underwriting and actuarial departments. The claims department also assists the accounting department in reporting Chartwell's retrocessional claims and in seeking collection of such claims on a timely basis.
         In evaluating loss exposure, Chartwell's Claims Department reviews loss reports received from ceding companies to confirm that submitted claims are covered under the contract terms, establishes reserves on an individual case basis and monitors the adequacy of such reserves. The department also tracks industry loss activity as well as other industry trends to facilitate management's evaluation of Chartwell's overall risk profile. Chartwell also has an Environmental Claims Unit to evaluate the complex toxic tort and latent injury claims inherited through the Merger.

Reserves
         General. A significant period of time may elapse between each of: (i) the occurrence of an event causing an insured loss; (ii) the reporting of the loss to the ceding company; (iii) the reporting of the loss by the ceding company to Chartwell; (iv) the ceding company's adjustment and payment of the loss; and (v) payment to the ceding company by Chartwell. To recognize liabilities for unpaid losses, Chartwell establishes loss and loss expense reserves which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events. Loss and LAE reserves have two components: case loss and LAE reserves, which are estimates of future loss and LAE with respect to insured events that have been reported to the reinsurer, and incurred but not reported reserves ("IBNR"). IBNR reserves are actuarially determined and reflect (i) an estimate of the ultimate loss amount that will be paid by the reinsurer on claims that have occurred but have not yet been reported to the reinsurer and (ii) the expected change in the value of those claims that have already been reported to the reinsurer.
         When a claim is reported to the ceding company, its claims personnel establish a liability for the estimated amount of the ultimate settlement cost of the reported claim. The estimate reflects the judgment of the ceding company, based on the experience and knowledge of its claims personnel, regarding the nature and value of the claim. The ceding company may periodically adjust the amount of case reserves as additional information becomes known or partial payments are made.
         Upon notification of loss from a ceding company, Chartwell establishes case reserves, including LAE, based upon Chartwell's share of the amount of reserves established by the ceding company and Chartwell's independent evaluation of the loss. Where appropriate, Chartwell establishes case reserves in excess of its share of the reserves established by the ceding company. These reserves are periodically reviewed by Chartwell's claims department based on its evaluation of reports from the ceding company and its audits of claims activities of the ceding company.
         During the claims settlement period, which may extend over a protracted period of time, additional facts regarding claims and trends may become known. As Chartwell becomes aware of new information, it may adjust its estimates of its ultimate liability. The revised estimates of ultimate liability may prove to be less than or greater than the actual settlement or award amount for which the claim is finally discharged.

         Actuarial Methods. Chartwell utilizes the two most common methods of actuarial evaluation used within the insurance industry, the Bornhuetter-Ferguson method and the loss development method. The Bornhuetter-Ferguson method involves the application of selected loss ratios to Chartwell's earned premiums to determine estimates of ultimate expected loss and LAE for each underwriting year. Multiplying expected losses by underwriting year by a selected loss reporting pattern gives an estimate of reported and unreported IBNR losses. When the IBNR is added to the loss and LAE amounts with respect to claims that have been reported to date, an estimated ultimate expected loss results. This method provides a more stable estimate of IBNR that is insulated from wide variations in reported losses. In contrast, the loss development method extrapolates the current value of reported losses to ultimate expected losses by using selected reporting patterns of losses over time. The selected reporting patterns are based on historical information (organized into loss development triangles) and are adjusted to reflect the changing characteristics of the book of business written by Chartwell.
         Chartwell employs a combination of both methods outlined above. For the older years, when reported losses have generally stabilized, Chartwell gives greater weight to the loss development result. For the more recent years, when reported loss activity is either less reliable in the aggregate or non-existent, Chartwell gives greater weight to the Bornhuetter-Ferguson method. Because losses are reported relatively earlier for property and other short tail coverages, the weighting for those types of coverages shifts from the Bornhuetter-Ferguson method to the loss development method at an earlier point than for casualty and other long tail coverages.
         In the reserve setting process, Chartwell includes provisions for inflation and "social inflation" if appropriate, as losses are generally not determined until some time in the future. Chartwell continually monitors legislative activity and evaluates the potential effect of any legislative changes on its reserve liabilities.

         Chartwell's reserves are carried at the full amount estimated for ultimate expected losses and LAE without any discount to reflect the time value of money in accordance with both Statutory Accounting Practices ("SAP") and Generally Accepted Accounting Principles ("GAAP").
         Chartwell's actuarial department regularly performs loss reserve analyses for Chartwell Reinsurance and INSCORP. Such loss reserves are also reviewed by Milliman & Robertson, Inc. ("M&R"), an independent actuarial consulting firm, which prepared a Statement of Actuarial Opinion as of December 31, 1997 for each of Chartwell Reinsurance and INSCORP (the "M&R Statements"). The M&R Statements were prepared solely for the use of and only to be relied upon by Chartwell and the various state insurance departments with which Chartwell files annual statements. The M&R Statements were not prepared for the use of investors.
          Chartwell provides capital to its Dedicated CCV's which support the underwriting capacity of the Lloyd's syndicates managed by Archer. Loss reserves for this business are established using methods similar to those used by Chartwell Reinsurance and INSCORP. Archer, a subsidiary of Chartwell, has engaged Bacon & Woodrow London Market Services Ltd. ("B&W"), an independent actuarial consulting firm, to review the loss reserves and prepare an actuarial opinion for each of Archer's syndicates, including the actuarial opinion required by Lloyd's solvency regulations. The B&W opinions, which are prepared solely for the use of Lloyd's regulators and are only to be relied upon by Archer, assist Archer's syndicates in establishing appropriate reserve estimates for both the reinsurance to close and the open years of account.
          Analysis of Reserve Development. The following table presents the development of reserves of Chartwell Reinsurance for losses and LAE for calendar years 1987 through 1997. The first line of the table sets forth the estimated liability for losses and LAE for claims arising in each of the indicated years as recorded on the balance sheet of Chartwell Reinsurance as of the end of years 1987-1994, including IBNR. For the years ended December 31, 1995, 1996 and 1997, the first line includes the consolidated reserves of Chartwell Reinsurance and INSCORP. For the year ended December 31, 1997, the first line also includes the loss reserves associated with the capital provided by CWL to the Dedicated CCVs. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year for such claims. The bottom portion of the table also shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year, including cumulative payments. The estimates are readjusted as more information becomes known about the frequency and severity of claims for each year. A redundancy (deficiency) exists when the original liability estimate is greater (less) than the re-estimated liability at the end of a year. The cumulative redundancy (deficiency) shown in the table is the aggregate net change in estimate over the period of years subsequent to the calendar year reflected at the top of the particular columns.
         In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 1991 estimate for a previously incurred loss was $150,000 and the loss was reserved at $100,000 in 1985, the $50,000 deficiency (later estimate minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1987-1991 shown in table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies from the table.

                            Analysis of Loss and LAE
                               Reserve Development
                             (Dollars in thousands)

                                                 Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                              1987       1988      1989      1990      1991     1992     1993     1994    1995      1996    1997
                             --------  --------  --------  --------  -------- -------- -------- -------- --------  -------- --------
Reserves for Loss and LAE(1) $135,818  $156,869  $130,939  $126,746  $126,292 $189,386 $201,013 $232,733 $741,467  $747,858 $788,240
Cumulative paid as of:
  One year later               15,557    39,084    15,946    19,745     9,074   31,354   30,085   46,363  157,172   196,470
  Two years later              51,108    53,101    34,928    26,338    24,227   49,686   57,368   73,462  255,876
  Three years later            62,624    69,914    40,622    39,933    37,935   68,147   73,926   90,999
  Four years later             76,432    75,034    52,514    52,436    51,135   78,135   84,281
  Five years later             79,158    86,463    63,479    62,922    56,822   84,402
  Six years later              88,789    97,020    72,347    68,070    60,207
  Seven years later            97,869   104,840    76,481    70,839
  Eight years later           105,579   108,913    78,808
  Nine years later            109,376   111,223
  Ten years later             111,772
Reserves re-estimated as of:
  One year later              135,624   158,048   129,333   125,919   126,926  192,496  204,094  233,738  754,286   758,748
  Two years later             137,539   156,185   128,655   127,627   126,193  192,363  206,965  232,964  764,432
  Three years later           134,107   155,224   132,406   128,740   127,102  194,876  205,369  229,253
  Four years later            136,649   161,868   132,783   129,707   127,459  193,369  201,458
  Five years later            143,223   159,912   133,112   129,989   126,004  188,594
  Six years later             142,078   160,195   132,474   129,996   122,525
  Seven years later           146,443   162,142   133,808   127,239
  Eight years later           149,830   163,268   131,627
  Nine years later            152,695   161,525
  Ten years later             151,299
Cumulative redundancy        $(15,481) $ (4,656) $   (688)  $  (493) $  3,767 $    792 $   (445) $ 3,480 $(22,965) $(10,890)
     (deficiency)
Cumulative %                   (11.4%)    (3.0%)    (0.5%)    (0.4%)     3.0%     0.4%    (0.2%)    1.5%   (3.1%)    (1.5%)

----------------------------
(1) Reserves for loss and LAE are presented net of reinsurance recoverables for the periods 1987 through 1991. In 1992, Chartwell adopted SFAS No. 113 which, among other things, requires Chartwell to record its reserves for unpaid losses and LAE without reduction for amounts that would be recovered from retrocessionaires. The amount recoverable from retrocessionaires is recorded as an asset on Chartwell's balance sheet. The net of such asset and the reserves for loss and LAE is $585.6, $575.5, $561.6, $197.3 and $167.4 million at December 31, 1997, 1996, 1995, 1994 1993, respectively.

          Chartwell Reinsurance entered the property and casualty reinsurance market in 1979. Because Chartwell Reinsurance was a new participant in the reinsurance market, the business available to Chartwell Reinsurance prior to 1986 was not of the same quality as that available to more established market participants and was thus subject to relatively greater loss potential. Chartwell Reinsurance's entrance into the market also occurred during a period of extreme price competition when the industry as a whole underestimated significantly the potential for loss on business written. Thus, Chartwell Reinsurance and the reinsurance industry have experienced considerable adverse loss development for business written prior to 1986.

          In the latter part of 1984, Chartwell Reinsurance began to strengthen management resources and to re-underwrite its business in order to position itself for an upturn in the underwriting cycle. In addition, Chartwell Reinsurance established an internal actuarial function at the end of 1986. Deficiencies in balance sheet loss reserves in 1987 were affected significantly by facultative business written prior to 1986 and an assumed treaty from one client that has been commuted. Deficiencies arising from these two sources of business for 1987 totaled $13.5 million. The remaining loss reserve deficiencies have developed from casualty pro rata and casualty excess treaties. This adverse development is attributable primarily to business written prior to 1985 when policy forms did not typically limit coverages for latent liabilities relating to asbestos and environmental pollution claims. After adjustment for the adverse development attributable to the two previously described business sources, the remaining balance sheet loss reserves have been relatively stable since December 31, 1987. Net reserves on accident years since 1987 have developed modest redundancies or deficiencies, except for 1988 which has developed a redundancy of approximately $11.0 million since the initial recording. The gross deficiency of $10.9 million at December 31, 1997 becomes a net redundancy of $2.1 million after accounting for reinsurance recoverables. The gross deficiency of $12.8 million at December 31, 1996 becomes a net redundancy of $1.7 million after accounting for reinsurance recoverables. (See Note 11 of the Notes to Consolidated Financial Statements contained herein).
          Commutations of treaties and large loss payments distort the payment patterns represented in the table. In 1989, Chartwell Reinsurance commuted an assumed treaty for $18.0 million affecting calendar years from 1986 to 1989. The commutation ensured that no further adverse development on that treaty occurred in subsequent years. In 1992, Chartwell Reinsurance commuted a retrocession arrangement which resulted in a reduction of net paid losses for the prior calendar years of $4.4 million. In 1993, Chartwell Reinsurance paid approximately $12.0 million in gross losses related to Hurricanes Andrew and Iniki. In 1995, Chartwell Reinsurance paid $10.9 million to settle three large claims from business written prior to 1986 and to commute a group of assumed contracts from business written prior to 1995.
         At December 31, 1997, the GAAP basis reserves, before reduction for ceded reinsurance, were $788.2 million compared to SAP basis reserves, before reduction for ceded reinsurance, of $790.0 million. The difference is due to adjustments for foreign currency transactions. At December 31, 1997, 1996 and 1995, GAAP basis reserves, net of amounts recoverable from retrocessionaires, were $585.6, $575.5 and $561.6 million, respectively, compared to SAP net reserves of $548.0, $537.2 and $532.2 million, respectively. The differences between GAAP and SAP amounts are due to the implementation of Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS" No. 113) ($39.5, $39.5 and $36.1 million for 1997, 1996 and 1995, respectively), the recognition of future amounts recoverable under a reserve indemnification agreement entered into by the Company in 1992 (the "Reserve Indemnification Agreement")($3.7 million for 1995) and a foreign exchange adjustment of $1.9 million, $1.2 million and $2.9 million in 1997, 1996 and 1995, respectively.
     Activity for loss and loss adjustment expenses as of December 31, 1997, 1996 and 1995 is herein incorporated by reference to Note 11 of the consolidated financial statements of Chartwell included elsewhere herein.
         Management believes that Chartwell's reserves are adequate. However, the process of estimating reserves is inherently imprecise and involves an evaluation of many variables, including potentially unpredictable social and economic conditions. Accordingly, there can be no assurance that Chartwell's ultimate liability will not vary significantly from amounts reserved. The inherent uncertainties of estimating such reserves are greater for reinsurers than for primary insurers, primarily due to the longer-term reporting nature of the reinsurance business, the diversity of development patterns among different types of reinsurance, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. Reserves also include provisions for latent injury or toxic tort claims that cannot be estimated with traditional reserving techniques. Because of inconsistent court decisions in federal and state jurisdictions and the wide variation among insureds with respect to underlying facts and coverage, uncertainty exists with respect to these claims as to liabilities of ceding companies and, consequently, reinsurance coverage. Management believes that Chartwell Reinsurance's exposure to such latent losses is lessened because of its relatively recent entry into the reinsurance business in 1979, its low historical levels of premium volume prior to 1985 and its retrocessional programs. In addition, management believes that INSCORP's exposure to adverse development related to latent losses is lessened because a significant portion of the $25 million net reserve strengthening recorded by INSCORP in 1995 was in respect of such losses. In addition, the amount payable under Chartwell Re's Contingent Interest Notes due 2006 (the "CI Notes") is subject to reduction in the event of such adverse reserve development.

     Reserves for Chartwell's participation in Lloyd's syndicates through its Dedicated CCV's are included in the 1997 year end reserves. Part of the reserve represents reinsurance to close balances brought forward to the open years of account (for example, 1995 reinsured into the 1996 open year). Favorable or unfavorable development of the prior year's reserves can influence the results of the open years of 1996 and 1997. In September of 1996, Lloyd's successfully concluded the implementation of its Reconstruction and Renewal plan. As part of the plan, Equitas, a new reinsurance company, was formed to reinsure all liabilities from 1992 and prior underwriting years. The Company believes that the formation of Equitas along with its engagement of B&W have enabled it to control some of the uncertainties inherent in reserve estimates. There can, however, be no assurance as to the adequacy of reserves and the risk of future developments, both favorable and unfavorable, still remains.
     The following table presents a three-year development of Chartwell's reserves for losses and LAE associated with environmental and other latent injury claims. All of the development relates to years prior to 1984.

                             Year Ended December 31,
                             (Dollars in thousands)

                                        ---------------------------------------------------------------
                                               1997                   1996                1995
                                        -------------------   -------------------  -------------------
                                         Gross        Net       Gross       Net      Gross       Net
                                        --------    -------    -------   --------    -------  --------
Liability, beginning of year..........  $ 65,717   $ 46,958   $ 66,936   $ 46,450    $ 8,955    $ 4,942
Incurred during the year..............    19,851      8,660      9,482      6,538        723        469
Less amount paid during the year......    14,645      7,566     10,701      6,030        691        443
Purchased liabilities (1)............                                                 57,949     41,482
                                        ---------  --------   ---------  --------   --------  ---------
Liability, end of year...............   $ 70,923   $ 48,052   $ 65,717   $ 46,958   $ 66,936   $ 46,450
                                        ========== ========   =========  ========   ========= =========
Deficiency for year.................    $ 19,851    $ 8,660    $ 9,482    $ 6,538      $ 723      $ 469
                                        =========  ========   =========  ========   ========  =========

-----------------------------------
(1) Represents liabilities assumed as a result of the merger of Chartwell and Piedmont.

         At December 31, 1997, Chartwell Reinsurance carried loss and LAE reserves of $355.4 million ($305.3 million after reduction for reinsurance recoverable), of which $8.3 million gross ($4.9 million after reduction for reinsurance recoverable), were loss reserves and allocated LAE attributable to asbestos claims and environmental pollution claims. For the three years ended December 31, 1997, the effect of asbestos and environmental pollution claims was not material to Chartwell Reinsurance's results of operations.
         At December 31, 1997, INSCORP carried loss and LAE reserves of $425.5 million ($273.0 million after reduction for reinsurance recoverable), of which $62.7 million ($43.2 million after reduction for reinsurance recoverable) were case reserves and allocated LAE attributable to asbestos claims and environmental pollution claims.
          The 1997 net deficiency of $8.7 million for asbestos and environmental reserves results from development on business underwritten by INSCORP prior to the Merger and, therefore, is subject to the protection provided by the CI
Notes, as described below. However, due to the favorable development on non-asbestos and non-environmental exposed business underwritten by INSCORP prior to the Merger, there was no net adverse development on the reserves covered by the CI Notes for the year ended December 31, 1997.

          Reserve Indemnification Agreement. In connection with the 1992 Acquisition, Chartwell Re entered into the Reserve Indemnification Agreement with NWNL and its parent company, ReliaStar Financial Corporation ("RLR"), pursuant to which NWNL and RLR agreed jointly and severally to provide to Chartwell Re limited indemnification and reimbursement for adverse development of the net loss and LAE reserves and related accounts (the "Covered Reserves") of Chartwell Reinsurance for accident years ending on or before December 31, 1991 (the "Covered Years"). Pursuant to the Reserve Indemnification Agreement as originally drafted, if Chartwell Reinsurance's Covered Reserves as of December 31, 1996 for the Covered Years were greater than its Covered Reserves as of December 31, 1991, RLR and NWNL would jointly and severally indemnify and reimburse Chartwell Re at that time in an amount equal to (i) 85% of the first $20 million of such difference in excess of $100,000 plus (ii) 60% of the next $10 million of such difference, up to a maximum amount of $23 million, representing 18% of loss reserves as of December 31, 1991. If Chartwell Reinsurance's Covered Reserves as of December 31, 1996 for the Covered Years were less than its Covered Reserves as of December 31, 1991, Chartwell Re agreed to reimburse NWNL at that time in an amount equal to fifty percent (50%) of the first $10 million of such difference in excess of $100,000, up to a maximum amount of $5 million. The Reserve Indemnification Agreement, which by its terms was scheduled to be settled as of the end of 1996, was settled early by mutual agreement with RLR. On June 28, 1996, Chartwell Re received $7.9 million as a final settlement of the Reserve Indemnification Agreement. The settlement did not materially affect operating results for the year.

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

Investments
         Chartwell's investment policies are established and approved by its Board of Directors. Chartwell's investment policy is to maintain a portfolio with an average rating of A or better from Moody's and to retain such securities for sale in response to changes in interest rates and liquidity needs. However, it is not Chartwell's policy to sell securities merely to generate profits on short-term differences in price. The performance of Chartwell's advisors and the fees associated therewith are periodically reviewed by both management and the Board of Directors of Chartwell. Investments by Chartwell Reinsurance, INSCORP and Dakota must comply with the insurance laws of the States of Minnesota, New York and North Dakota, their respective domiciliary states.
         Chartwell's investment portfolio consists primarily of investment-grade fixed maturity debt securities. As of December 31, 1997, approximately 92.5% of the bond portfolio was rated A or better by Moody's.
        The following table summarizes the investments of Chartwell (at carrying value):

                       Composition of Investment Portfolio
                             (Dollars in thousands)

                                                                                                Chartwell Re Corporation
                                                                               December 31,            (Predecessor)
                                                   -------------------------------------------------------------------
                                                           1997                   1996                     1995
                                                   ---------------------  ---------------------  ---------------------
                                                     Amount   % of Total    Amount   % of Total   Amount    % of Total
                                                   ---------- ----------  ---------- ----------  ---------- ----------

Fixed Income Securities
  Corporate.......................................  $ 225,587    30.8%    $ 200,899     29.8%     $ 199,068    36.2%
  U.S. Government and Government Agency (1).......    240,226    32.8       249,416     37.0        251,373    45.7
  Obligations of States and Political Subdivisions    161,544    22.1       134,769     20.0         50,715     9.2
  Foreign Government and Government Agency........     28,867     3.9        23,807      3.5         14,642     2.7
  Redeemable Preferred Stocks.....................     38,379     5.2        33,773      5.0
Other(2)..........................................     38,043     5.2        30,896      4.7         33,837     6.2
                                                    ---------  ------     ---------    -----       --------   -----
Total Investments.................................  $ 732,646   100.0%     $ 673,560   100.0%     $ 549,635   100.0%
                                                    =========  ======     =========    =====      =========   =====
Cash & Cash Equivalents(3)........................  $  29,534             $  50,343               $ 152,507
                                                    =========             =========               =========

______________________________
(1)  At December 31, 1997, 1996 and 1995, $107.1,  $170.2, and $151.8 million of these securities were backed by the full faith and credit of the U.S. Government and $133.1, $79.2, $99.6 million were obligations of issuing agencies.
(2) Other investments include equity securities and partnership interests. In 1996, Chartwell made a commitment to invest $15 million in a private equity fund, High Ridge Capital Limited Partnership, which makes investments in the insurance industry. Chartwell has contributed a total of $3.8 million to this fund as of December 31, 1997.
(3) In the period between August 7, 1995 and December 13, 1995, the management of Piedmont began selling investments that would not be compatible with Chartwell's investment policy. The proceeds from these sales along with other operating cash flows were invested in cash equivalent securities to allow Chartwell a maximum amount of flexibility to reinvest these funds in a manner consistent with its investment policy.

         The following table reflects investment results for Chartwell for the periods indicated:

                              Investment Results(1)
                             (Dollars in thousands)
                                                                 Chartwell Re
                                                                 Corporation
                                                                 (Predecessor)
                                               Year Ended December 31,
                                        -------------------------------------
                                           1997         1996         1995
                                       ------------ -----------  ------------
Average Invested Assets................ $ 732,174    $ 716,004    $ 299,307
Net Investment Income (2).............. $  43,457    $  43,598    $  19,907
Net Effective Yield (3)................       5.9%         6.2%         6.7%
Net Realized Capital Gains (Losses).... $     (3)    $   1,157    $   3,199
Effective Yield Including Realized.....
      Capital Gains (Losses)(4)........       5.9%         6.3%         7.7%

------------------------------------------
(1) Because the Merger was completed in December 1995, the foregoing table of Investment Results does not include invested assets or investment income of INSCORP for 1995.
(2)  After  investment   expenses,   excluding  net  realized  investment  gains
     (losses).
(3) Net investment income for the year-end period divided by average invested assets for the same period.
(4) Net investment income for the year-end period plus net realized capital gains (losses) for the period divided by average invested assets for the same period.

          The following table indicates the composition of Chartwell's bond portfolio (at carrying value), excluding cash and cash equivalents, by rating:

                          Composition of Bond Portfolio
                                  By Rating (1)
                             (Dollars in thousands)

                                                  December 31, 1997
                                         -------------------------------
                                             Amount             Percent
                                         ----------------   ------------
U.S. Government and Government
     Agency Fixed Income Securities......     $ 240,226         34.6%
Aaa/Aa...................................       244,101         35.1
A/Baa....................................       207,361         29.9
Ba.......................................         2,915          0.4
                                              ---------        -----
      Total.............................      $ 694,603        100.0%
                                              =========        =====
___________________
(1) Rating as assigned by Moody's. Such ratings are generally assigned upon the issuance of the securities and subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated. Those government guaranteed securities that are specifically rated are included in the appropriate rating category.

         Moody's rating system utilizes nine symbols to indicate the relative investment quality of a rated bond. Aaa rated bonds are judged to be of the best quality and are considered to carry the smallest degree of investment risk. Aa rated bonds are also judged to be of high quality by all standards. Together with Aaa bonds, these bonds comprise what are generally known as high grade bonds. Bonds rated A possess many favorable investment attributes and are considered to be upper medium grade obligations. Baa rated bonds are considered as medium grade obligations; they are neither highly protected nor poorly secured. Bonds rated Ba or lower (those rated B, Caa, Ca and C) are considered to be too speculative to be of investment quality.
          National Association of Insurance Commissioners ("NAIC") investment ratings are provided annually at December 31 of each year. At December 31, 1997, 89.8% of Chartwell's fixed maturity investments were rated "Class 1," and 9.8% of Chartwell's fixed maturity investments were rated "Class 2," the two highest ratings assigned by the NAIC.

          The following table indicates the composition of Chartwell's bond portfolio (at carrying value) by time to maturity (1)(dollars in thousands):

                                                December 31, 1997
                                         ----------------------------
                                            Amount          Percent
                                         -------------   ------------
1 year or less..........................     $ 21,950          3.2%
Over 1 year through 5 years.............      189,817         27.3
Over 5 years through 10 years...........      186,657         26.9
Over 10 years through 20 years..........       43,743          6.3
Over 20 years...........................       83,918         12.1
Mortgage backed securities..............      168,518         24.2
                                              -------         ----
          Total.........................    $ 694,603        100.0%
                                            =========        =====

(1) Based on stated maturity dates with no prepayment assumptions.

          Certain mortgage backed securities are subject to prepayment risk. Mortgage backed securities represent 22.0% of Chartwell's total investments and cash and 24.2% of Chartwell's bond portfolio at December 31, 1997. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. The risk is similar to corporate bonds being called prior to maturity due to lower interest rates. Management does not believe that the prepayment risk associated with Chartwell's portfolio of mortgage backed securities is significant.

         The  following   table  sets  forth  certain   information   concerning
Chartwell's mortgage backed investments:

              Distribution of Mortgage Backed Securities Portfolio
                                   By Type (1)
                             (Dollars in thousands)
                                                    December 31, 1997
                                        -------------------------------------
                                         Estimated
                                           Market     Amortized
                                           Value       Cost       Par Value
                                         ---------  -----------  ------------
Collateralized Mortgage Obligations...   $  31,667   $  31,559     $  32,211
Pass-throughs (primarily GNMA,
      FNMA and FHLMC).................     136,851     135,253       134,199
                                         ---------   ---------     ---------
Total.................................   $ 168,518   $ 166,812     $ 166,410
                                         =========   =========     =========
____________________________
(1) At December 31, 1997, agency backed securities represented 95.0% of Chartwell's mortgage backed investments. Other mortgage backed securities represented 5.0%. These other mortgage backed securities are rated either Aaa or A as assigned by Moody's. Such ratings equate with the NAIC's Securities Valuation Office ("SVO") rating Class 1 which is the highest rating category used by the SVO.

Competition
         The reinsurance and insurance business is highly competitive. Competition with respect to the types of reinsurance and insurance in which Chartwell is engaged is based on many factors including perceived overall financial strength of the insurer, ratings of the insurer by A.M. Best Company and Standard & Poor's, underwriting expertise, reputation and experience in the lines written, premiums charged, other terms and conditions of the reinsurance offered, services offered, and speed of claims payments.
         Chartwell competes with numerous international and domestic reinsurance and insurance companies. These competitors, many of which have substantially greater financial and staff resources than Chartwell, include independent reinsurance companies, as well as subsidiaries, affiliates or reinsurance departments of established insurance companies and underwriting syndicates. Chartwell competes directly with other broker market reinsurers for business obtained through reinsurance brokers and, because reinsurance brokers must compete with direct writers for business from ceding companies, Chartwell also competes indirectly with direct writers.

         While the reinsurance industry has traditionally had relatively low barriers to entry, the reinsurance industry, including the broker market, is undergoing consolidation. Management believes that in the next few years fewer reinsurance brokerage firms will place a greater proportion of the brokered business. In addition, because of concerns regarding financial security and the ease of administration, reinsurance brokers will also seek to reduce the number of reinsurance companies with which they place business. Chartwell's management believes that, as a consequence, a reinsurer's relative financial strength will, in the future, be of greater importance as a competitive factor.
         Chartwell may, in the future, face additional competition from other well-capitalized companies or from market participants that may, in the future, devote more of their capital to the reinsurance business.

Insurance Regulation
         General. Chartwell Reinsurance, INSCORP and Dakota are subject to the insurance laws and regulations of Minnesota, New York and North Dakota, respectively, their domiciliary states, and to administrative supervision by the regulatory authorities of such states. In addition, each is subject to similar laws, regulations and supervision in the various states in which it is licensed or authorized to transact business, primarily with regard to solvency, accounting practices, reports on financial condition and operations, investments and reserves. Under state insurance law, property and casualty reinsurers and surplus lines insurers are generally not subject to filing or other regulatory requirements applicable to primary insurers with respect to rates, policy forms or contract wording. Licensed insurers such as INSCORP are required to comply with all applicable filing or regulatory requirements. In supervising and regulating insurance companies, including reinsurers, state agencies, charged primarily with protecting policyholders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulations for the protection of policyholders and the public.

          Insurance Holding Company Systems Regulations. Chartwell Reinsurance, INSCORP and Dakota and their affiliates are subject to regulation pursuant to the insurance holding company systems statutes of Minnesota, New York and North Dakota. While the insurance holding company systems laws and regulations vary from state to state, they generally require an insurance holding company and insurers and reinsurers that are members of such insurance holding company's system to register with the state regulatory authorities, to file with those authorities certain reports disclosinginformation including their capital structure, ownership, financial condition, certain intercompany transactions including material transfers of assets and intercompany business agreements, and to report material changes in such information. Such laws may also require that intercompany transactions be fair and reasonable and that an insurer's policyholder surplus following a dividend distribution to affiliated stockholders be adequate to meet its financial needs.
         In general, state insurance holding company systems statutes also require prior notice to, or regulatory agency approval of, direct or indirect changes in control of ownership of a domestic insurer or reinsurer. Under Minnesota, New York and North Dakota law, no person, corporation or other entity may acquire, directly or indirectly, a controlling interest in the capital stock of a domestic insurer or reinsurer unless such person, corporation or other entity has obtained prior approval from the insurer's domestic regulator ("Regulator") for such acquisition of control. Pursuant to the Minnesota, New York and North Dakota insurance holding company systems statutes, any person, corporation or other entity acquiring, controlling or holding with the power to vote, directly or indirectly, ten percent or more of the voting securities of an insurance company (or reinsurer), is presumed to have "control" of such company. The party may rebut this presumption by filing with the Regulator a disclaimer of affiliation. Other jurisdictions where Chartwell Reinsurance, INSCORP or Dakota are licensed to transact business may have similar requirements for an acquisition of control of insurers or reinsurers licensed or authorized in such jurisdictions. Additional requirements in such jurisdictions may include relicensing or subsequent approval for renewal of existing licenses upon an acquisition of control.

          Restrictions on Dividends. The principal source of funds for servicing debt of the Company is derived from receipt of dividends from its insurance subsidiaries. While dividend restrictions vary from state to state, they generally require insurers and reinsurers to pay dividends only from earned surplus, which is defined as unassigned funds (surplus) as reported in the statutory financial statement filed by the insurer or reinsurer with the Regulator for the most recent period. Subject to such constraints, the insurer or reinsurer may declare and pay non-extraordinary dividends, subject to certain notice requirements to the Regulator, and extraordinary dividends to stockholders subject to certain notice and approval requirements by the Regulator. Lastly, with respect to payments of all dividends to affiliated shareholders, following the payment of such a dividend, an insurer's or reinsurer's policyholders' surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."
          On November 25, 1997, Chartwell Reinsurance paid a $3.0 million dividend to Chartwell. No dividends were paid in 1996 or 1995.

          Investment Limitations. State insurance laws and regulations prescribe the kind, quality and concentration of investments that are permissible for insurance and reinsurance companies domiciled in such state. The purpose of these laws is to protect the interests of policyholders, claimants, creditors and the general public by promoting the safety, yield and growth of an insurance company's investment principal, the liquidity necessary to meet the insurance company's expected business needs, and investment diversification. For example, under Minnesota, New York and North Dakota law, non-life insurance companies, such as Chartwell Reinsurance, INSCORP and Dakota are authorized to invest in specifically prescribed investments. Subject to certain conditions, such investments include federal, state and municipal government obligations, bank obligations, obligations and stocks of corporations and business trusts, real estate and mortgages on real estate, collateral loans, options, foreign and other investments. Such investment obligations, however, may not be in default as to payments of principal and interest. Property and casualty insurance and reinsurance companies are subject to risk-based capital guidelines which could influence investment decisions. See "Risk-Based Capital." Management of
Chartwell believes that Chartwell Reinsurance, INSCORP and Dakota are in compliance with all applicable state insurance investment laws for non-life insurance companies.

         Regulatory Examinations. The business and operations of Chartwell Reinsurance, INSCORP and Dakota are subject to periodic examination by the insurance departments of the jurisdictions in which each is licensed or authorized to transact business. The Regulators have broad authority to conduct examinations at any time. The report made with respect to the most recent periodic examination of Chartwell Reinsurance is dated as of December 31, 1994 and contained no material adverse findings. The most recent periodic examination of INSCORP was as of December 31, 1993, and the report related to such examination has not yet been released. The most recent report of examination of Dakota is dated as of November 21, 1996 and contained no material adverse findings.

          Risk-Based Capital. In order to enhance the regulation of insurer solvency, the NAIC adopted risk-based capital ("RBC") requirements for property and casualty insurance and reinsurance companies commencing with filings made in 1995 covering the 1994 year. These RBC requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC formula measures four major areas of risk facing property and casualty insurers: (i) underwriting risk, which is the risk of errors in pricing and reserves; (ii) asset risk, which is the risk of asset default for fixed income assets and loss in market value for equity assets;
(iii) credit risk, which is the risk of losses from unrecoverable reinsurance and the inability of insurers to collect agents' balances and other receivables; and (iv) off-balance sheet risk, which is primarily the risk created by excessive growth. Insurers and reinsurers having less statutory surplus than that required by the RBC formula will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.
         The RBC formula provides a mechanism for the calculation of an insurance company's Authorized Control Level RBC and its total adjusted capital. The formula sets forth the points at which a commissioner of insurance is authorized and expected to take regulatory action. The first level is known as the Company Action Level RBC, which is set at twice the Authorized Control Level RBC. The second level is the Regulatory Action Level RBC, set at 1.5 times the Authorized Control Level RBC. The third is the Authorized Control Level RBC, and the fourth is the Mandatory Control Level RBC, set at 70 percent of the Authorized Control Level RBC.

         If an insurance company's adjusted capital is higher than or equal to the Regulatory Action Level RBC but below the Company Action Level RBC, the insurance company must submit to its commissioner of insurance an RBC plan which shall contain, among other things, proposals of corrective action. If an insurance company's adjusted capital is higher than or equal to the Authorized Control Level RBC but lower than the Regulatory Action Level RBC, the commissioner of insurance shall perform any examination or analysis as deemed necessary of the insurer's business and operations and issue any appropriate corrective orders to address the insurance company's financial problems. If an insurer's adjusted capital is higher than or equal to the Mandatory Control Level RBC but lower than the Authorized Control Level RBC, the commissioner may place the insurer under regulatory control. If the insurance company's adjusted capital falls below the Mandatory Control Level RBC, the commissioner will be required to place the insurer under regulatory control. At December 31, 1997, the adjusted capital of each of Chartwell Reinsurance and INSCORP was higher than the Company Action Level RBC, and as a result, no regulatory action is required. Should a future deficiency occur, Chartwell will be subject to an increased level of regulatory attention and, depending on the capital deficiency, possibly to actual control by the appropriate regulatory authorities. There can be no assurance that any such deficiency will not occur in the future.

NAIC-IRIS Ratios
         The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure by an insurer from the usual values on four or more of the ratios generally leads to inquiries from individual state insurance commissioners as to certain aspects of such insurer's business. Departure from a usual value does not necessarily indicate an adverse condition, but rather a deviation from the norm.
         For the year ended December 31, 1997, Chartwell Reinsurance did not fall outside the range of usual IRIS values with respect to any ratio. For the year ended December 31, 1997, INSCORP fell outside the range of usual IRIS values with respect to the Change in Net Writings ratio, due to the non-renewal of its reinsurance portfolio.

Employees
         As of December 31, 1997, Chartwell had 519 employees, including the employees of its subsidiary, Archer. None of these employees is represented by a labor union, and Chartwell believes that its employee relations are excellent.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
          Information required by Item 4 has been omitted because the Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.
          There is no established public trading market for the Compay's common stock. All of the outstanding shares of the Company's common stock are owned by Chartwell Re.
          The Company pays dividends from time to time upon the direction of its Board of Directors; however, the agreements governing the Senior Notes (as hereinafter defined) and the Credit Facility (as hereinafter defined) restrict the ability of the Company to pay dividends based upon the operational performance and liquidity of the Company.

Item 6.  Selected Financial Data.
         Information required by Item 6 has been omitted because the Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion of the financial condition and results of operations of Chartwell should be read in conjunction with the consolidated financial statements and notes thereto of Chartwell included elsewhere herein. The following discussion does not include any information relating to Archer's historical results of operations prior to November 19, 1996 or INSCORP's historical results of operations prior to December 13, 1995. Archer's results of operations for the period from November 19, 1996 to December 31, 1996 were immaterial to Chartwell and, therefore, have not been included. INSCORP's results of operations for the period from December 13, 1995 to December 31, 1995 were immaterial to Chartwell; Chartwell Re has accounted for the Merger as though it had occurred on December 31, 1995. The financial information contained in this section for the year ended December 31, 1995 represents the results of Chartwell Re, the parent and predecessor company of Chartwell.

Recent Industry Performance
         The property and casualty insurance and reinsurance industry has historically been highly cyclical. Demand for reinsurance is influenced significantly by prevailing market conditions, including the underwriting results of primary insurers. The supply of reinsurance is primarily related to levels of underwriting capacity in the reinsurance industry and the relative cost and terms of reinsurance coverage. The industry's profitability and the cyclical trends in the industry can be affected significantly by volatile and unpredictable developments, including the occurrence of natural disasters, other catastrophic events, competitive pressures on pricing (premium rates), fluctuations in interest rates, other variations in the investment environment, changes in the judicial system regarding tort law, general economic conditions and trends, such as inflationary pressures, that may tend to affect the size of profits and losses experienced by ceding primary insurers and other factors such as changes in tax laws and regulations. Many sectors of the industry are currently in a cyclical downturn and it cannot be predicted if or when market conditions will improve or when other sectors may experience a deterioration in pricing and terms.
         Commencing in the late part of the 1980s, primary property and casualty insurers began to retain more of their business. This reduction in the amount of business ceded to reinsurers, combined with the growth in reinsurance capacity, resulted in renewed price competition and less attractive pricing for reinsurers. This caused a downturn for the reinsurance industry, resulting in increased underwriting losses which have continued to the present.
          The following table presents the statutory combined ratios of Chartwell, the property and casualty reinsurance industry during the 1993 to 1997 years. The combined ratio is the sum of the loss ratio (incurred losses and loss adjustment expenses divided by net premiums earned) and the underwriting expense ratio (underwriting expenses divided by net premiums written). A combined ratio of over 100% indicates unprofitable underwriting. Although an insurance company's underwriting may be unprofitable, the company may be profitable after including investment income.

                            Statutory Combined Ratios
                             Year Ended December 31,
                 ----------------------------------------------

                                                   1997      1996      1995      1994    1993
                                                 --------  --------  --------  -------  -------
Chartwell (1)
Loss ratio......................................   65.5%      71.9%     72.9%     75.4%   76.7%
Underwriting expense ratio......................   36.2       35.2      32.5      30.3    37.2
                                                  -----      -----     -----     -----   -----
Combined ratio..................................  101.7%     107.1%    105.4%    105.7%  113.9%
                                                  =====      =====     =====     =====   =====

Property and Casualty Reinsurance Industry (2)
Loss ratio......................................   69.6%      72.7%     78.2%     76.8%   76.9%
Underwriting expense ratio......................   32.7       30.8      30.1      29.9    29.9
                                                  -----      -----     -----     -----   -----
Combined ratio.............................       102.3%     103.5%    108.3%    106.7%  106.8%
                                                  =====      =====     =====     =====   =====

___________________________
(1) Beginning in 1996, the combined ratio includes both Chartwell Reinsurance and INSCORP.
(2   Source: RAA Underwriting Report for the year ended December 31, 1997.

Consolidated Results of Operations
         Year Ended December 31, 1997 Compared With Year Ended December 31, 1996
         Revenues: Total revenues for the year ended December 31, 1997 increased 23.4% to $322.3 million, compared to $261.2 million for the comparable period in 1996. The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:

                                                  Revenues
                                                  Year Ended
                                                  December 31,
                                           ---------------------------
(Dollars in thousands)                         1997            1996
                                            ---------        ---------
Gross premiums written..................    $ 362,770        $ 263,838
                                            =========        =========
Net premiums written....................    $ 268,260        $ 192,251
                                            =========        =========
Premiums earned.........................    $ 245,700        $ 209,503
Net investment income...................       43,457           43,598
Net realized capital gains (losses).....           (3)           1,157
Service and other revenue...............       28,322            3,367
Equity in net earnings of investees             4,794            3,559
                                            ---------        ---------
                        Total...........    $ 322,270        $ 261,184
                                            =========        =========

Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the year ended December 31, 1997 were $362.8 million, an increase of 37.5% compared to the same period in 1996. The increase in gross premiums written reflects new programs and products developed during the year with ceding companies in the Specialty and Controlled Source Insurance Accounts client segments and the addition of gross premiums written through Archer's two Dedicated CCV's. Gross premiums written by the Global Accounts, Regional Accounts and Marine & Aviation Accounts client segments either declined or remained constant as a result of continued competitive pressures.
         Net premiums written for the year ended December 31, 1997 increased 39.5% to $268.3 million, compared to $192.3 million for the same period in 1996. The increase in net premiums written was principally attributable to the reasons described above for the increase in gross premiums written. Net premiums earned for the year ended December 31, 1997 were $245.7 million, an increase of 17.3% compared to the same period in 1996.

          Loss and Loss Adjustment Expenses. The Company's principal expense, loss and LAE related to the settlement of claims, was $160.8 million for the year ended December 31, 1997, a 6.8% increase compared to $150.6 million for the comparable period in 1996. The increase is principally attributable to the increase in net premiums written as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) decreased to 65.5% for the year ended December 31, 1997 from 71.9% recorded for the same period in 1996. The improvement of 6.4 percentage points in the loss and LAE ratio for the year ended December 31, 1997 was a result of a change in the mix of business as well as the benefits of new reinsurance programs, including aggregate excess of loss reinsurance treaties, and the enhancement of existing reinsurance programs. In addition, the 1997 results were not materially affected by the run-off of reinsurance programs written by The Insurance Corporation of New York prior to December 1995, a factor which impacted the 1996 results.

          Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $72.7 million for the year ended December 31, 1997, compared to $52.0 million for the same period in 1996. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) increased to 29.6% from 24.8% in 1996. The increase is primarily due to the effect of the aggregate excess of loss reinsurance treaties entered into in 1997 which reduced net earned premium for the year without providing any reduction in commission expenses. Also contributing to the increase is the modestly higher commission structure, as noted above, for proportional business.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $16.5 million for the year ended December 31, 1997 compared to $15.8 million for the same period in 1996. Other expenses expressed as a percentage of net earned premiums decreased to 6.7% for the year ended December 31, 1997 compared to 7.5% for the same period in 1996.

         Net Underwriting Results. The Company incurred an underwriting loss (net premiums earned minus losses, LAE and underwriting expenses) of $4.3 million for the year ended December 31, 1997 as compared to an underwriting loss of $8.9 million for the same period in 1996. The combined ratio computed in accordance with GAAP for the year ended December 31, 1997 decreased to 101.9% from 104.2% for 1996. Although the loss ratio component improved to 65.5 % for the year ended December 31, 1997 from 71.9 % recorded for the same period in 1996, the expense ratio increased to 36.4% for the year ended December 31, 1997 from the 32.3 % recorded for the same period in 1996, for the reasons noted above.

Service Operations
          Revenue from service operations, exclusive of net investment income, increased to $33.1 million for the year ended December 31, 1997 compared to $6.9 million for the same period in 1996. The improvement reflects increases in advisory fee revenues, equity in the earnings of investee companies and the inclusion, for the first time, of profit commissions and fees from Archer operations. In March 1998, New London Capital plc ("NLC") notified Chartwell Advisers Limited ("Chartwell Advisers") that it chose not to renew the Advisory Agreement between NLC and Chartwell Advisers (the "Advisory Agreement") after its contractual expiration on December 31, 1998. In 1997, the Advisory Agreement produced base fees of $1.7 million and a profit commission of $0.7 million for Chartwell Advisers. Following the expiration of the Advisory Agreement, Chartwell Advisers will continue to earn profit commissions on the open years of account (1996, 1997 and 1998) to the extent such years are profitable.

Corporate
          Interest and Amortization. Interest and amortization expenses were $11.9 million for the year ended December 31, 1997 compared to $7.8 million for the same period in 1996. Interest and amortization on the Company's 10.25% Senior Notes due 2004 (the "Senior Notes") was $5.2 million for the year ended December 31, 1997 and $6.0 million for the comparable period in 1996. Also included in interest and amortization expense for the year ended December 31, 1997 is $3.4 million related to a credit facility with First Union National Bank, N. A. ("First Union") established to fund the Acquisition and replace an existing $20 million credit facility.

Consolidated
          Net Investment Income and Net Realized Capital Gains (Losses). Consolidated net investment income, exclusive of realized and unrealized capital gains and losses for 1997 was $43.5 million, virtually the same level as the same period in 1996. The average annual tax equivalent yield on invested assets before investment expenses for 1997 and 1996 was 6.7%.

         The Company realized net capital losses of $0.3 million for 1997 compared net capital gains of $1.2 million in 1996. The 1996 net capital gains were realized principally to reposition certain sectors of the portfolio and to modify the portfolio to improve credit quality without sacrificing yield.

         Income Before Income Taxes and Extraordinary Item. Net income before income taxes and extraordinary items increased to $40.5 million for the year ended December 31, 1997 compared to $31.7 million for the same period in 1996. The increase resulted primarily from the increase in earned premiums, the favorable results in both loss and loss adjustment expense and other expenses, and the contributions from Archer to income from service operations.

         Income Tax Expense. The provision for Federal income taxes for the year ended December 31, 1997 increased to $12.2 million compared with $9.3 million for the same period in 1996. The effective tax rate was 30.1% and 29.4% for the years ended December 31, 1997 and 1996, respectively. The principal factor in the decline below the statutory rate of 35.0% for both periods was the benefit of an increase during late 1996 and early 1997 of investments in tax-advantaged securities.

         Net Income Before Minority Interest and Extraordinary Item. Net income before minority interest and extraordinary item increased to $28.3 million for the year ended December 31, 1997 as compared to $22.4 million for the same period in 1996.

          Minority  Interest.   The Company  recognized  $525,000  of  minority
interest during the year ended December 31, 1997, representing Chartwell Re's ownership interest in the net income of Holdings Limited.

         Extraordinary Item. Net of Income Tax. The Company recognized a net after-tax extraordinary expense of $1.9 million for the year ended December 31, 1996 for the write-off of unamortized debt issuance costs and a redemption premium associated with the redemption of 35% of the Senior Notes.

         Net Income. The Company realized a net profit of $27.8 million for the year ended December 31, 1997 compared with a net profit of $20.5 million for the comparable 1996 period because of the factors discussed above.

         Year Ended December 31, 1996 Compared With Year Ended December 31, 1995
         Revenues: Total revenues for the year ended December 31, 1996 increased 80.8% to $261.2 million, compared to $144.5 million for the comparable period in 1995. The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:

                                                       Revenues
                                                      Year Ended
                                                     December 31,
                                              ----------------------------
                                                  1996           1995
                                              -------------   ------------
(Dollars in thousands)
Gross premiums written......................     $ 263,838      $ 126,968
                                                 =========      =========
Net premiums written........................     $ 192,251      $ 123,314
                                                 =========      =========
Premiums earned.............................       209,503        120,258
Net investment income.......................        43,598         19,907
Net realized capital gains..................         1,157          3,199
Service and other revenue...................         3,367          1,095
Equity in net earnings of investees.........         3,559           --
                                                 ---------       --------
          Total.............................     $ 261,184      $ 144,459
                                                 =========      =========

Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the year ended December 31, 1996 were $263.8 million, an increase of 108% compared to the same period in 1995. The increase in gross premiums written was attributable to business acquired in the Merger and continued growth with existing and new clients in all client segments.
         Net premiums written for the year ended December 31, 1996 increased 56% to $192.3 million, compared to $123.3 million for the same period in 1995. The increase in net premiums written was principally attributable to the reasons described above for the increase in gross premiums written. Net premiums earned for the year ended December 31, 1996 were $209.5 million, an increase of $89.2 million or 74.2% compared to the same period in 1995.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and LAE related to the settlement of claims, was $150.6 million for the year ended December 31, 1996 a 73.3% increase compared to $86.9 million for the comparable period in 1995. The increase is principally attributable to the increase in net premiums written as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) improved to 71.9% for the year ended December 31, 1996, from 72.3% recorded for the same period in 1995. The improvement of 0.4 percentage points in the loss and LAE ratio for the year ended December 31, 1996 was due to an increase in the amount of proportional business written by the Company which generally has a lower loss and LAE ratio than excess of loss business but modestly higher commissions.
         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $52.0 million for the year ended December 31, 1996, compared to $28.8 million for the same period in 1995. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) increased to 24.8% from 23.9% in 1995. The increase is due both to the run-off of INSCORP's reinsurance portfolio and to a modestly higher commission structure, as noted above, for proportional business.

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

Corporate
     Interest and Amortization. Interest and amortization expenses were $7.8 million for the years ended December 31, 1996 and 1995. Interest and amortization on the Senior Notes was $6.0 million for the year ended December 31, 1996 and $8.0 million for the comparable period in 1995. The 1996 amount was reduced due to the redemption of 35% of the principal amount of outstanding Senior Notes on April 8, 1996. Interest expense for the year ended December 31, 1996 also includes $1.4 million of interest and amortization expense on a $20.0 million bank facility established on the date of Merger and $0.5 million of interest and amortization related to the Archer acquisition.

Consolidated
          Net Investment Income and Net Realized Capital Gains (Losses). Consolidated net investment income, exclusive of realized and unrealized capital gains and losses, for 1996 was $43.6 million, an increase of $23.7 million, or 119%, over 1995. The improvement reflects the increase in invested assets primarily due to the continued positive cash flow from operations of $14.7 million offset by a decline in the value of marked-to-market investments of $10.0 million. In addition, on June 28, 1996, Chartwell Re received $7.9 million in settlement of the Reserve Indemnification Agreement which further increased the Company's invested asset base. The average annual tax equivalent yield on invested assets before investment expenses decreased to 6.7% for 1996 from 6.8% for 1995.
         The Company realized net capital gains of $1.2 million for 1996 compared to $3.2 million for the same period in 1995. Both the 1996 and 1995 net capital gains were realized principally to reposition certain sectors of the portfolio and to modify the portfolio to improve credit quality without sacrificing yield.

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

          Net Income Before  Extraordinary Item. Net income before extraordinary item increased to $22.4 million for the year ended December 31, 1996 as compared to $6.2 million for the same period in 1995. The largest components of this increase were the increases in net investment income and income from service operations as described above.

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

Liquidity and Capital Resources
          Chartwell is a wholly-owned subsidiary of Chartwell Re. As a holding company, Chartwell's assets consist primarily of the stock of its direct and indirect operating subsidiaries, Chartwell Reinsurance, INSCORP, Archer, and
Chartwell  Advisers.  Chartwell's  cash  flow,  therefore,  depends  largely  on dividends and other statutorily permissible payments from its operating subsidiaries. Chartwell's sources of funds consist primarily of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses.
         For the years ended December 31, 1997, 1996 and 1995, Chartwell's consolidated cash flow provided by operations was $25.5 million, $14.7 million and $23.0 million, respectively. The cash flow from operations in 1997 was greater than that in 1996 due to improved underwriting cash flows comprising premiums received less paid losses and LAE and underwriting expenses. The 1996 cash flow from operations was reduced as a result of the run-off of INSCORP's reinsurance reserves. The primary contributors to the positive cash flow for the 1995 period were underwriting cash flow and investment income received. The 1995 cash flow provided by operations was reduced by $10.9 million due to the payment of three unusually large claims from business written prior to 1985 and the commutation of a group of assumed contracts.
         Sales of available for sale investments were $200.8 million, $500.7 million and $330.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. Trading activity increased during 1996 primarily to modify the portfolio by sector and to capitalize on some opportunities to improve on credit quality without sacrificing yield. There was no unusual trading activity during 1997.
         At December 31, 1997, the carrying value of total investments, including cash and cash equivalents, increased 5.3%, to $762.2 million compared to $723.9 million at December 31, 1996. The primary reasons for the increase were positive cash flow from operations of $25.5 million and the increase in the market value of the investment portfolio of $15.8 million.
          Financing activities have also been a source of liquidity for Chartwell and its subsidiaries. On March 17, 1994, Chartwell Re completed the offering of $75.0 million principal amount of the Senior Notes. The net proceeds to Chartwell Re after transaction expenses were $71.9 million. As of December 31, 1997, $48.8 million in principal amount of the Senior Notes were outstanding. The Senior Notes bear interest at a rate of 10 1/4% per annum and are due on March 1, 2004. In conjunction with the Merger, the Company assumed all of Chartwell Re's obligations with respect to the Senior Notes. (See Note 2 of the Notes to Consolidated Financial Statements contained herein).
         In the first half of 1996, Chartwell Re completed a public offering of 2,725,000 shares of common stock at $23.00 per share. The net proceeds to Chartwell Re were $58.5 million after deduction of underwriting discount and expenses. Of the net proceeds, $48.5 million was contributed to Chartwell, of which $20.0 million was contributed to the statutory surplus of Chartwell Reinsurance and $28.5 million was used to retire 35% of the Senior Notes plus accrued interest. The remaining funds were retained for general corporate purposes. This redemption reduced Chartwell's annual expense for interest and amortization of debt issuance costs under the Senior Notes by $2.8 million per year.
         In connection with the Acquisition, stockholders of Archer Holdings could elect to receive Loan Notes in the amount of one Pound Sterling for each Pound Sterling of cash consideration. The aggregate amount of Loan Notes issued in connection with the consummation of the Acquisition was $9.4 million (denominated in Pounds Sterling). The Loan Notes, which are guaranteed by First Union as described below, pay interest semi-annually at the rate per annum calculated as one percent below the Sterling London Interbank Offered Rate ("LIBOR") and will mature in June, 2002 unless redeemed at an earlier date.
          Also in connection with the Acquisition, Chartwell entered into a new credit facility with First Union, as agent (the "Credit Facility"). The Credit Facility provides for (i) a Tranche A-1 $20.0 million loan, (ii) a Tranche A-2 $10.0 million loan, (iii) a Tranche B $22.0 million loan (denominated in Pounds Sterling) (Tranche A-1, Tranche A-2 and Tranche B collectively, the "First Union Loans"), and (iv) a $25.0 million revolving credit facility (subsequently increased to $60.0 million) (the "First Union Revolver").
          The First Union Loans have six-year terms and the First Union Revolver has a five-year term but may be extended for one year with the consent of First Union. Tranche A-1 and A-2 require repayment of principal starting in year 3, $6.0 million; year 4, $7.5 million; year 5, $7.5 million and year 6, $9.0 million. Tranche B requires repayment of principal starting in year 3, $4.2 million; year 4, $5.3 million; year 5, $5.3 million and year 6, $6.4 million. Borrowings under the First Union Revolver are available at any time prior to maturity, subject to minimum funding amounts. Both the First Union Loans and the First Union Revolver will bear interest at a rate selected by Chartwell equal to either (1) the Base Rate (as defined below) or (2) U.S. dollar or Sterling LIBOR plus a margin (the "Margin"), as applicable. The amount of the Margin will depend on the higher of Chartwell's senior debt rating by Standard & Poor's or Moody's and can range from 0.50% to 0.875%. Based on Chartwell's current senior debt ratings, the Margin over LIBOR is currently at 0.75%. The U.S. dollar Base Rate is the higher of (1) First Union's prime commercial lending rate or (2) the federal funds rate plus 0.5%. The Sterling Base Rate is the rate per annum announced by Midland Bank plc plus the Margin. Chartwell will also pay (1) an unused commitment fee equal to 0.25% on the aggregate unused portion of the revolver, (2) utilization fees for the issuance of letters of credit and guarantees of Loan Notes, issued in connection with the Acquisition, at a rate per annum of 0.375% (if secured) or the Margin plus a 0.075% facing fee, currently totaling 0.825% (if unsecured) on the outstanding amount of potential credit exposure, and (3) certain other fees customary in connection with syndicated loans of this nature. All payments of interest and fees with respect to each of the First Union Loans shall be made in the same currency in which the principal of such loan is required.
          During 1997, Chartwell maintained the full balance on the Tranche A-1 and A-2 loans. The Tranche B loan increased by $2.0 million ((pound)1.2 million) to fund the redemption of certain Loan Notes for the same amount. The First Union Revolver was paid off during 1997.
          At December 31, 1997, $20.0 million, $10.0 million and $14.0 million were outstanding under the Tranche A-1, Tranche A-2 and Tranche B loans, respectively. In addition, at December 31, 1997, $7.2 million was used under the Tranche B loan to guarantee the Loan Notes and a total of $53.0 million of letters of credit were extended under the First Union Revolver. All amounts denominated in Pounds Sterling were converted to U.S. dollars at the rate of $1.6496 per (pound)1, the rate in effect at December 31, 1997.

          Upon consummation of the Merger, Chartwell Re became the successor to Piedmont under the CI Notes. The CI Notes do not require interest payments until maturity or earlier redemption or repurchase. Under certain circumstances the CI Notes may be settled by delivery of shares of Chartwell Re's common stock. The CI Notes mature on June 30, 2006.
          Chartwell and its subsidiaries may incur additional indebtedness in the future, subject to the limitations contained in the Senior Notes indenture and the agreements governing the Credit Facility.
          Chartwell is largely dependent upon receipt of dividends and other statutorily permissible payments from its subsidiaries to meet its obligations, including the obligation to pay interest and principal on the Senior Notes and under the Credit Facility. Further, dividend payments by Chartwell Reinsurance and INSCORP are subject to limits under the laws of the States of Minnesota and New York, respectively. Under the applicable provisions of the insurance holding company laws of the State of Minnesota, Chartwell Reinsurance may, upon five days notice to the Commissioner of Insurance of the State of Minnesota ("the Commissioner") following the declaration of dividends to stockholders, and upon at least ten days notice to the Commissioner prior to dividend payments, pay dividends without the approval of the Commissioner, unless such dividends, together with other dividends paid within the preceding twelve months, exceed the greater of (i) 10% of Chartwell Reinsurance's policyholders' surplus as of the end of the prior calendar year or (ii) Chartwell Reinsurance's statutory net income, excluding realized capital gains, for the prior calendar year. Any dividend in excess of the amount determined pursuant to the foregoing formula would be characterized as an "extraordinary dividend" requiring the prior approval of the Commissioner. In any case, the maximum amount of dividends Chartwell Reinsurance may pay is limited to its earned surplus, also known as unassigned funds. As of December 31, 1997, Chartwell Reinsurance reported unassigned funds, as defined, in the amount of $68.8 million. Up to $26.3 million is available under the foregoing formula for the payment of dividends by Chartwell Reinsurance without regulatory approval in 1998. On November 25, 1997, Chartwell Reinsurance paid a $3.0 million dividend to Chartwell. Chartwell Reinsurance paid no dividends in 1996 or 1995.
           Under New York law, which is applicable to INSCORP, the maximum ordinary dividend payable in any twelve month period without the approval of the Superintendent may not exceed the lesser of (a) 10% of policyholders surplus as shown on the company's last annual statement or any more recent quarterly statement or (b) the company's adjusted net investment income. Adjusted net investment income is defined as net investment income for the twelve months preceding the declaration of the dividend plus the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. In any case, New York law permits the payment of an ordinary dividend by an insurer or reinsurer only out of earned surplus. Moreover, notwithstanding the receipt of any dividend from INSCORP, Chartwell Reinsurance may make dividend payments to Chartwell only to the extent permitted under the Minnesota provisions described above.
         In  addition  to the  foregoing  limitation,  the  New  York  Insurance
Department, as is its practice in any change of control situation, required Chartwell to commit to preclude the acquired New York-domiciled insurer, INSCORP, from paying any dividends for two years after the Merger without prior regulatory approval. The foregoing restriction expired on December 13, 1997.
         The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, beyond the limits described in the preceding paragraph, the
Commissioner and Superintendent have discretion to limit the payment of dividends by insurance companies domiciled in Minnesota and New York, respectively.
          Management believes that current levels of cash flow from operations and assets held at the holding company level provide the Company with sufficient liquidity to meet its operating needs in the short term (over the next 12 months). Management expects Chartwell to be able to continue to meet its operating needs after the next 12 months from internally generated funds. Since the ability of Chartwell to meet its obligations in the long term (beyond such 12-month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet its operating needs. The Company expects that, in order to repay the principal amount of the Senior Notes on maturity or otherwise, it will be required to seek additional financing or engage in asset sales or similar transactions. There can be no assurance that sufficient funds for any of the foregoing purposes would be available to the Company at such time.

Year 2000 Compliance
          The Company believes that it has identified certain significant computer hardware and software applications that may require modification to ensure their continued proper operation, notwithstanding the change in century on January 1, 2000 ("Year 2000 Compliance"). The Company is using both internal and external resources to test such significant computer systems and applications and to make the modifications necessary for Year 2000 Compliance. The testing and modification process, which is proceeding on schedule, is expected to be completed by June 30, 1999.
          In addition, the Company has contacted certain of its significant business partners and service vendors to determine their Year 2000 Compliance readiness as well as the extent to which the Company is vulnerable to any third party Year 2000 Compliance issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will become Year 2000 Compliant in a timely manner, or that the failure by a third party to become Year 2000 Compliant would not have a material adverse effect on the Company.
          The total cost to the Company to test and modify all systems to be Year 2000 Compliant has not been, and is not expected to be, material to its financial position or results of operations in any given year. These estimates of cost and the anticipated completion date for Year 2000 Compliance are based on management's best estimates utilizing current data regarding available resources, coordination with third parties and other relevant factors and information about systems conversion. However, there can be no assurance that these estimates will be achieved, and actual results could differ from the current plan.

Accounting Standards
Disclosures About Segments of an Enterprise and Related Information
Footnotes - SFAS No. 131
         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information Footnotes," which became effective for the Company beginning January 1, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management believes that the presentation of financial information under the new Statement will not be materially different than the current presentation.

Reporting Comprehensive Income - SFAS No. 130
         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which became effective for the Company beginning January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

Earnings Per Share - SFAS No. 128
         In February, 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which became effective for interim and annual periods ending after December 15, 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion ("APB") No. 15 and replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and provides guidance on other computational issues. At December 31, 1997, all prior period EPS data presented have been restated to conform with the provisions of SFAS No. 128. (See Note 1).

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not applicable.

Item 8.  Financial Statements and Supplementary Data.
         See the Consolidated Financial Statements and Notes thereto and the Schedules on pages F-1 through F-4 and S-1 through S-7 included in Part IV,
Item 14.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.
         None.

                                    PART III

Items 10 through 13.
          Information required by Items 10 through 13 has been omitted because the Registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
              (a) Financial Statements and Schedules--The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this Annual Report on Form 10-K.
              (b) Exhibits--The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K
              (c)  Reports on Form 8-K-- None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on March 30, 1998.
                                             CHARTWELL RE HOLDINGS CORPORATION

                                             By /s/ Charles E. Meyers
                                             -------------------------
                                             Charles E. Meyers
                                             Senior Vice President and
                                             Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       Signatures             Title                                  Date
       ----------             -----                                  ----

/s/ Richard E. Cole         Chief Executive Officer and           March 30, 1998
-----------------------     Chairman of the Board of Directors
   Richard E. Cole          (Principal Executive Officer)


/s/ Charles E. Meyers       Senior Vice President and             March 30, 1998
------------------------    Chief Financial Officer
Charles E. Meyers           (Principal Financial Officer)


/s/ Richard B. Primerano    Vice President and Controller         March 30, 1998
-------------------------   (Principal Accounting Officer)
Richard B. Primerano


/s/ Steven J. Bensinger
-----------------------
Steven J. Bensinger         Director                              March 30, 1998

/s/ Jacques Q. Bonneau
----------------------
Jacques Q. Bonneau          Director                              March 20, 1998

                            CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)


Index to Financial Statements
Independent Auditors' Report..........................................     F-2
Consolidated Balance Sheets at
     December 31, 1997 and 1996.......................................     F-3
Consolidated Statements of Operations
      for the Years Ended December 31, 1997, 1996 and 1995............     F-4
Consolidated Statements of  Stockholder's Equity for the
     Years Ended December 31, 1997, 1996 and 1995.....................     F-5
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995.................................     F-6
Notes to Consolidated Financial Statements for the Years
      Ended December 31, 1997, 1996 and 1995..........................     F-7


Index to Schedules
Schedule I--Summary of Investments--Other than
     Investments in Related Parties...................................     S-1
Schedule II--Condensed Financial Information of
     Registrant-Balance Sheets........................................     S-2
Schedule II--Condensed Financial Information of
     Registrant-Statements of Operations..............................     S-3
Schedule II--Condensed Financial Information of
     Registrant-Statements of Cash Flows..............................     S-4
Schedule IV--Reinsurance..............................................     S-5
Schedule V--Valuation and Qualifying Accounts.........................     S-6
Schedule VI--Supplemental Information Concerning
     Property/Casualty Insurance Operations...........................     S-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Chartwell Re Holdings Corporation
Stamford, Connecticut

           We have audited the accompanying consolidated balance sheets of Chartwell Re Holdings Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years ended December 31, 1997 and 1996, and the consolidated statements of operations, stockholders' equity and cash flows of Chartwell Re Corporation (Predecessor) and subsidiaries for the year ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chartwell Re Holdings Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, and the results of operations and cash flows of Chartwell Re Corporation (Predecessor) and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Parsippany, New Jersey

February 3, 1998

                        CHARTWELL RE HOLDINGS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                  (dollars in thousands, except share amounts)


ASSETS:                                                           1997          1996
Investments:
  Fixed maturities:
    Held to maturity  (market value 1997, $37,421;
      1996, $36,620)......................................... $    36,630   $    36,043
    Available for sale (amortized cost 1997, $645,108;
      1996, $609,368)........................................     657,973       606,621
  Other investments..........................................      38,043        30,896
Cash and cash equivalents....................................      29,534        50,343
                                                               ----------    ----------
          Total investments and cash.........................     762,180       723,903
Accrued investment income....................................      10,667        10,529
Premiums in process of collection............................     126,537        86,351
Reinsurance recoverable: on paid losses......................      34,502        29,767
                         on unpaid losses                         202,593       172,377
Prepaid reinsurance..........................................      29,929        21,733
Goodwill.....................................................      54,259        52,609
Deferred policy acquisition costs............................      26,100        17,903
Deferred income taxes........................................      29,847        42,160
Deposits.....................................................      19,040        18,135
Other assets.................................................      69,406        69,757
                                                              -----------   -----------
                                                              $ 1,365,060   $ 1,245,224
                                                              ===========   ===========

LIABILITIES:
Loss and loss adjustment expenses............................ $   788,240   $   747,858
Unearned premiums............................................     111,149        81,599
Other reinsurance balances...................................      33,723        15,085
Accrued expenses and other liabilities.......................      49,345        51,763
Long term debt...............................................     104,126       107,297
                                                                ---------     ---------
           Total liabilities.................................   1,086,583     1,003,602
                                                                ---------     ---------
COMMITMENTS AND CONTINGENCIES (Note 13)

MINORITY INTEREST............................................       9,425         9,469
                                                               ----------    ----------
STOCKHOLDER'S EQUITY
Common stock, par value $1.00 per share; authorized
     1,000 shares; shares issued and outstanding 100
Additional paid-in capital....................................    217,866       217,866
Net unrealized appreciation (depreciation) of investments.....      8,741        (1,379)
Foreign currency translation adjustment.......................        296         1,291
Retained earnings.............................................     42,149        14,375
                                                               ----------   -----------
          Total stockholder's equity..........................    269,052       232,153
                                                              -----------   -----------
                                                              $ 1,365,060   $ 1,245,224
                                                              ===========   ===========

                 See notes to consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  (dollars in thousands, except share amounts)

                                                                                               Chartwell Re
                                                                                               Corporation
                                                                                              (Predecessor)

                                                                      1997           1996         1995
UNDERWRITING OPERATIONS:
Premiums earned ..............................................   $   245,700    $   209,503    $   120,258
Net investment income ........................................        42,228         42,995         18,917
Net realized capital gains (losses) ..........................            (3)         1,106          3,109
                                                                 -----------    -----------      ---------
    Total revenues ...........................................       287,925        253,604        142,284
                                                                 -----------    -----------      ---------
Loss and loss adjustment expenses ............................       160,848        150,621         86,949
Policy acquisition costs .....................................        72,655         52,030         28,790
Other expenses ...............................................        16,473         15,774          9,694
                                                                 -----------    -----------      ---------
     Total expenses ..........................................       249,976        218,425        125,433
                                                                 -----------    -----------      ---------
Income before taxes - underwriting operations ................        37,949         35,179         16,851
                                                                 -----------    -----------      ---------
SERVICE OPERATIONS:
Service and other revenue ....................................        28,322          3,367          1,095
Equity in net earnings of investees ..........................         4,794          3,559
Net investment income ........................................         1,104              9             44
                                                                 -----------    -----------      ---------
     Total revenues ..........................................        34,220          6,935          1,139
                                                                 -----------    -----------      ---------
Other expenses ...............................................        18,084          2,233          1,056
Amortization of goodwill .....................................         2,297
                                                                 -----------    -----------      ---------
     Total expenses ..........................................        20,381          2,233          1,056
                                                                 -----------    -----------      ---------
Income before taxes - service operations .....................        13,839          4,702             83
                                                                 -----------    -----------      ---------
CORPORATE:
Net investment income ........................................           125            594            946
Net realized capital gains ...................................                           51             90
General and administrative expenses ..........................         1,776          1,043          1,211
Interest expense .............................................         9,057          7,367          7,466
Amortization expense .........................................           579            410            354
                                                                 -----------    -----------      ---------
Loss before taxes - corporate ................................       (11,287)        (8,175)        (7,995)
                                                                 -----------    -----------      ---------
Consolidated income before taxes, minority interest
      and extraordinary item .................................        40,501         31,706          8,939
Income tax expense ...........................................        12,202          9,337          2,700
                                                                 -----------    -----------      ---------
Net income before minority interest and extraordinary item ...        28,299         22,369          6,239
Minority interest.............................................           525
Extraordinary item, net of tax ...............................                        1,874
                                                                 -----------    -----------      ---------
Net income ...................................................   $    27,774    $    20,495    $     6,239
                                                                 ===========    ===========      =========
Per Share Data:
Basic earnings per share:
Net income ......................... .........................                                   $    1.66
                                                                                                 =========
Weighted average number of common shares outstanding .........                                   3,755,312
                                                                                                 =========
Diluted earnings per share:
Net income ...................................................                                   $    1.65
Weighted average number of common and common equivalent shares                                   =========
  outstanding ................................................                                   3,791,789
                                                                                                 =========


                See notes to consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (dollars in thousands)


                                                                                 Chartwell Re
                                                                                  Corporation
                                                                                 (Predecessor)

                                                           1997        1996        1995
COMMON STOCK
  Balance at beginning of year.........................                              $ 38
  Issuance of common stock.............................                                31
                                                         --------    --------    --------
  Balance at end of year..............................                               $ 69
                                                         ========    ========    ========
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year........................   $217,866    $169,320    $ 77,254
  Issuance of common stock............................                 48,546      76,051
                                                         --------    --------   ---------
  Balance at end of year..............................   $217,866    $217,866    $153,305
                                                         ========    ========    ========
UNREALIZED APPRECIATION (DEPRECIATION) OF
  INVESTMENTS, NET OF TAX
  Balance at beginning of year.........................  $ (1,379)   $  5,219    $ (8,608)
  Change in net unrealized appreciation (depreciation).    10,120      (6,598)     13,827
                                                         --------    --------    --------
  Balance at end of year...............................  $  8,741    $ (1,379)   $  5,219
                                                         ========    ========    ========
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  Balance at beginning of year.........................  $  1,291         $ 9        $ 14
  Change in foreign currency translation adjustment....      (995)      1,282         (5)
                                                         --------    --------    --------
  Balance at end of year...............................  $    296    $  1,291         $ 9
                                                         ========    ========    ========
RETAINED EARNINGS (DEFICIT)
  Balance at beginning of year.........................  $ 14,375    $ (6,120)   $(12,359)
  Net income...........................................    27,774      20,495       6,239
                                                         --------    --------   ---------
  Balance at end of year...............................  $ 42,149    $ 14,375    $ (6,120)
                                                         ========    ========    ========
TOTAL STOCKHOLDER'S EQUITY
  Balance at beginning of year........................   $232,153    $168,428    $ 56,339
  Issuance of common stock............................                 48,546      76,082
  Change in net unrealized appreciation (depreciation).    10,120      (6,598)     13,827
  Net income...........................................    27,774      20,495       6,239
  Translation adjustment...............................      (995)      1,282          (5)
                                                         --------    --------    --------
  Balance at end of year...............................  $269,052    $232,153    $152,482
                                                         ========    ========    ========

                 See notes to consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (dollars in thousands)

                                                                                                            Chartwell Re
                                                                                                            Corporation
                                                                                                            (Predecessor)
                                                                                    1997          1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net premiums collected ...............................................   $ 174,864    $ 126,456    $  87,324
        Net losses and loss adjustment expenses ..............................    (150,682)    (136,753)     (56,813)
        Overhead expenses ....................................................     (21,052)     (17,166)      (9,488)
        Service and other revenue ............................................      (4,479)       3,190        1,095
        Net income taxes paid ................................................      (7,173)      (5,168)        (543)
        Interest received on investments .....................................      44,763       43,158       19,107
        Interest paid ........................................................      (9,071)      (7,415)      (7,219)
        Other, net ...........................................................      (1,643)       8,443      (10,485)
                                                                                  --------     --------     --------
             Net cash provided by operating activities .......................      25,527       14,745       22,978
                                                                                  --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of held to maturity securities ..............................        (596)      (8,105)      (1,724)
       Purchases of available for sale securities.............................    (275,794)    (640,182)    (374,961)
       Maturities of held to maturity securities..............................       1,850          430        1,054
       Maturities of available for sale securities ...........................      31,415       20,729        5,216
       Sales of available for sale securities ................................     200,792      500,706      330,563
       Cash from acquisitions of Piedmont Management Company Inc. ............
             and Drayton Company Limited .....................................                               135,937
       Investment in Archer Group Holdings plc, net of cash acquired .........                  (39,156)
                                                                                  --------     --------     --------
               Net cash provided by (used in) investing activities ...........     (42,333)    (165,578)      96,085
                                                                                  --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contribution from parent......... ...............................                   48,546
     Issuance of long-term debt ..............................................         693       48,057
     Redemption of long-term debt ............................................      (3,476)     (48,280)
     Other, net ..............................................................                                  (250)
                                                                                  --------     --------     --------
              Net cash provided by (used in) financing activities.............      (2,783)      48,323         (250)
                                                                                  --------     --------     --------
                     Effect of exchange rate on cash..........................      (1,220)         346           (5)
                                                                                  --------     --------     --------
Net increase (decrease) in and cash equivalents ..............................     (20,809)    (102,164)     118,808
Cash and cash equivalents at beginning of year ...............................      50,343      152,507       37,005
                                                                                  --------     --------     --------
Cash and cash equivalents at end of year .....................................   $  29,534    $  50,343    $ 155,813
                                                                                 =========    =========    =========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
    Net income ...............................................................   $  27,774    $  20,495   $    6,239
    Adjustments to reconcile net income to net cash provided by operating activities:
          Extraordinary item .................................................                    1,874
          Equity in net earnings of investees.................................      (4,794)      (3,559)
          Net realized capital (gains) losses ................................           3       (1,158)      (3,199)
          Deferred policy acquisition costs ..................................      (8,197)         906       (1,502)
          Unpaid loss and loss adjustment expenses ...........................      40,382        6,391       28,205
          Unearned premiums ..................................................      29,550       (8,974)       5,805
          Other reinsurance balances .........................................      10,438        6,475       (4,494)
          Reinsurance recoverable ............................................     (34,951)      (6,710)       1,395
          Net change in receivables and payables .............................     (32,502)      (2,143)     (11,067)
          Other, net .........................................................      (2,176)       1,148        1,596
                                                                                  --------     --------     --------
                  Net cash provided by operating activities...................   $  25,527    $  14,745    $  22,978
                                                                                 =========    =========    =========

                 See notes to consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (a) Basis of Presentation-- Chartwell Re Holdings Corporation ("Chartwell" or the "Company") is a wholly owned subsidiary of Chartwell Re Corporation ("Chartwell Re" or the "Predecessor") and, as such, acts as an intermediate level insurance holding company for Chartwell Re, conducting its business through its principal operating subsidiaries, Chartwell Reinsurance Company ("Chartwell Reinsurance"), The Insurance Corporation of New York ("INSCORP") (formerly The Reinsurance Corporation of New York) and Archer Managing Agents Limited ("Archer"), a managing agency in the Lloyd's marketplace which is a wholly-owned subsidiary of Archer Group Holdings plc ("Archer Holdings").
         The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.
         The fiscal year end for Archer Holdings is September 30, due to custom and practice in the Lloyd's market. There were no events affecting Archer Holdings during the period from October 1, 1997 through December 31, 1997 which would have a material impact on the financial position of the Company.
         Investments in companies in which the Company owns 20 to 50 percent of the voting common stock or has the ability to exercise significant influence over the operating and financial policies of the investees are accounted for under the equity method.
         (b) Investments--Fixed maturity securities are categorized as either assets held to maturity or as available for sale. Securities on deposit with state regulatory authorities are designated as held to maturity and are recorded at amortized cost. The Company has both the ability and intent to hold these securities until their maturity. All investments designated as available for sale are stated at aggregate market value with unrealized appreciation and depreciation reported as a separate component of stockholder's equity, net of applicable deferred income taxes.
         Realized gains and losses on sales of securities are determined on the specific identification method. Investment income is recognized when earned.
         (c) Cash and Cash Equivalents--The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
         (d) Premiums Earned and Unearned Premiums-- Premiums, net of reinsurance ceded, are recognized as income ratably during the terms of the related insurance and reinsurance contracts. Unearned and prepaid reinsurance premium reserves are established to cover the unexpired portion of premiums written. Such reserves are computed by pro rata methods for direct business and are established based on reports received from ceding companies for reinsurance.
         The Company estimates and accrues for unreported premiums and losses, as well as premium and commission adjustments on retrospectively rated or other experience rated reinsurance contracts, based on the difference between total costs before and after the experience under the contract (the with-and-without method). These estimates of experience to date are based on statistical data with subsequent adjustments recorded in the period in which they become known.
         (e) Profit Commissions--Profit commissions earned on business emanating from Lloyd's syndicates are estimated, earned and recorded using studies of the profitability of the business underwritten. Profit commission estimates are continually monitored and reviewed. As new information is received, changes are reflected in current operations with final settlement three years after the underwriting year to which it relates.
         (f) Deferred Policy Acquisition Costs--Acquisition costs, comprised primarily of commissions, are deferred and amortized over the period in which the related premiums are earned.
         (g) Deposits--Deposits are those premiums paid in relation to reinsurance contracts which do not qualify as a transfer of risk under the Company's accounting policies. The deposits earn interest at the contractual amounts set forth in the reinsurance contracts.
         (h) Loss and Loss Adjustment Expenses--The liability for loss and loss adjustment expenses ("LAE") is based on reports and individual case estimates and additional estimates provided by the Company's claims department. The liability also includes an amount for loss and LAE incurred but not reported based on past experience of the Company and the reinsurance and insurance industries. These estimates are regularly reviewed and, as new information becomes known, the liability is adjusted as necessary. Such adjustments, if any, are reflected in results of operations in the period in which they become known.
         (i) Income Taxes--Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences will result in taxable or deductible amounts in future years.

          (j) Goodwill--Goodwill represents the unamortized excess of purchase price over the fair value of net assets of acquired entities. Goodwill is amortized generally on a straight-line basis over periods not to exceed forty years. On a periodic basis, the Company estimates the future undiscounted cash flows of the business to which it relates in order to ensure that the carrying value of goodwill has not been impaired. If impairment exists, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. Amortization charged to operations for each of the years ended December 31, 1997, 1996 and 1995 was $2,297,000, $(11,754) and $(11,754), respectively.
Accumulated amortization of goodwill at December 31, 1997 and 1996 was $4,179,000 and ($157,000), respectively. Approximately $2,042,000 of accumulated amortization at December 31, 1997 reflects the effect of foreign currency fluctuations on goodwill related to Archer Holdings.
         (k) Insurance Brokerage Assets and Liabilities - The following fiduciary assets and liabilities maintained by the Company's insurance agency subsidiaries on behalf of the insureds and the insurance companies are presented net in the consolidated financial statements at December 31, 1997 and 1996 (in thousands):
                                 1997        1996
                              ---------   ---------
Cash.......................   $  6,397    $ 13,839
Accounts receivable........   $ 19,559    $ 18,599
Accounts payable..........    $(25,956)   $(32,438)

          (l) Business Segments--The Company's operations have been classified into two business segments. The Underwriting Operations segment includes the pre-tax results of the insurance entities over which management of the Company is responsible for making all underwriting decisions. This segment consists primarily of the premiums, losses, expenses and investment results of Chartwell Reinsurance, INSCORP, Oak Dedicated Limited and ADIT One Ltd., Archer's dedicated corporate capital vehicles. The Service Operations segment includes the pre-tax results from services or capital provided to or investments in insurance entities over which management of the Company does not influence the underwriting decisions and the pre-tax results of Chartwell Advisers Limited ("Chartwell Advisers") and Archer, net of related goodwill amortization. Corporate items relate primarily to capital costs associated with the Company's debt as well as unallocated employee expenses incurred in connection with the investigation of possible acquisition targets.
         The statement of operations has been classified to present the total revenue and pre-tax results of each segment. This segmentation highlights the increasing importance of the Service segment to the Company. The identifiable assets of each of the segments as well as the unallocated corporate assets is summarized as follows (in thousands):
                                       1997              1996
                                    -----------       -----------
Underwriting operations..........   $ 1,283,183       $ 1,140,136
Service operations...............        59,511            87,800
Corporate........................        22,366            17,288
                                    -----------       -----------
    Total assets.................   $ 1,365,060       $ 1,245,224
                                    ===========       ===========

         The Company's principle areas of operation include the United States, the United Kingdom and, to a limited extent, Canada and continental Europe. Geographic information is presented below:
                               United     United      Other
                               States     Kingdom    Foreign    Consolidated
                              ---------  ---------  ----------   ------------
        1997
Total revenue...............  $ 270,682   $ 48,130    $ 3,458     $ 322,270
Income before taxes.........     31,480      5,057      3,964        40,501
Net income..................     22,774      2,310      2,690        27,774
Identifiable net assets.....  1,240,053     97,281     27,726     1,365,060

        1996
Total revenue...............  $ 256,136    $ 2,124    $ 2,924     $ 261,184
Income before taxes.........     27,142        992      3,572        31,706
Net income..................     17,217        699      2,579        20,495
Identifiable net assets.....  1,156,747     60,755     27,722     1,245,224

        1995
Total revenue...............  $ 140,124    $ 1,082    $ 3,253     $ 144,459
Income before taxes.........      6,176         25      2,738         8,939
Net income..................      3,490         11      2,738         6,239
Identifiable net assets.....  1,083,913     13,137     23,297     1,120,347

          (m) Per Share Data--Basic and diluted earnings per share for the year ended December 31, 1995 have been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which became effective for interim and annual periods ending after December 15, 1997. Basic earnings per share are calculated based upon the weighted average number of common shares outstanding. Diluted earnings per share are calculated based upon the weighted average number of shares outstanding increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. The 1995 basic and diluted earnings per share do not include the results of Piedmont Management Company Inc ("Piedmont") because their results of operations subsequent to the merger on December 13, 1995 of Piedmont and Chartwell Re (the "Merger") to the end of the year indicated were immaterial to Chartwell Re. Following is a reconciliation of weighted average common shares outstanding to weighted average common and common equivalent shares outstanding for the year ended December 31, 1995.

                                                  1995

Weighted average common shares outstanding...   3,755,312
Dilutive effect of:
  Common Stock Options.......................
  Common Stock Warrants......................      36,477
                                                ---------

Weighted average common and common
  equivalent shares outstanding............     3,791,789
                                                =========

         (n)  Minority   Interest--Minority  interest  primarily  represents the
minority stockholder's  proportionate share of the  equity of  Holdings Limited.

         (o) Foreign Currency Translation-- Adjustments resulting from the translation of the financial statements of non-U.S. subsidiaries to U.S. dollars are reported as a separate component of stockholder's equity. Assets and liabilities denominated in foreign currency are translated at the exchange rates in effect at the balance sheet date. Results of operations are translated at average exchange rates during each period.
         (p) Disclosure about Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosures of the estimated fair market value of certain financial instruments. In cases where quoted market prices are not readily available, fair values are based on estimates that use present value or other valuation techniques.
         (q) Management Estimates--The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated statements of the financial condition and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
         (r)  Reclassification--  Certain  account  balances  from  prior  years
presentation   have  been   reclassified   to  conform  with  the  current  year
presentation.
         (s) New Accounting Standards--In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which becomes effective for the Company beginning January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

          In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information Footnotes," which becomes effective for the Company beginning January 1, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management believes that the presentation of financial information under the new Standard will not be materially different than the current presentation.

2.       ACQUISITIONS
Formation of Chartwell Re Holdings Corporation
          Chartwell was formed in 1995 to act as an intermediate level holding company for Chartwell Re following the Merger described below. All subsidiaries of Chartwell Re were contributed to the Company and the Company assumed the liability for the long-term debt of Chartwell Re. For accounting purposes, the formation of Chartwell, the contribution to Chartwell of all of Chartwell Re's subsidiaries and the assumption by Chartwell of Chartwell Re's long-term debt is treated as if it occurred on December 31, 1995. As such, the consolidated statements of operations, stockholder's equity and cash flows of Chartwell Re for the year ended December 31, 1995 have been included in these financial statements.

Archer Group Holdings Acquisition
          On November 19, 1996, Chartwell Holdings Limited ("Holdings Limited"), a newly-formed, indirect majority-owned subsidiary of the Company acquired 100% of the outstanding stock (the "Acquisition") of Archer Holdings in exchange for cash and loan notes ("Loan Notes"). The Loan Notes, guaranteed by First Union National Bank N.A., pay interest semi-annually at one percent below the Sterling London Interbank Offered Rate ("Sterling LIBOR") and, unless previously redeemed or purchased, mature in June 2002. The Loan Notes are transferable, subject to certain restrictions, but are not listed on any Sterling exchange. Prior to the Acquisition, Archer Holdings was publicly traded on the London Stock Exchange. Archer Holdings is the parent company of Archer.
          The Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on the preliminary determination of the respective fair values at the date of acquisition, which were estimated based upon information available at December 31, 1996. During 1997, the Company decreased the fair value of tangible net assets acquired by approximately $6,642,000, as more information became available. Goodwill of approximately $58,936,000, representing the final determination of the fair value of net assets acquired over the purchase price, is being amortized on a straight-line basis over twenty-five years.
         The purchase price presented at the U.S. Dollar equivalent at the date of acquisition, was determined to be $60,289,000 and was allocated to the respective net assets and liabilities received as follows (in thousands):


Historical book value of Archer Holdings................   $ 6,044
                                                           -------
Acquisition adjustments:
  Deferred taxes........................................    (1,666)
  Accrued expenses......................................    (8,072)
  Other assets..........................................     5,047
                                                            ------
                                                            (4,691)
Fair value adjustment - Goodwill........................    58,936
                                                            ------
Total purchase price....................................  $ 60,289
                                                          ========

         The purchase has been reflected in the consolidated balance sheet of the Company as of December 31, 1996. Archer Holdings' fiscal year end is September 30. Results of Archer Holdings' operations from the date of acquisition to December 31, 1996 were not material to the consolidated financial statements of the Company and, accordingly, have not been included in such financial statements.
          Chartwell Re directly owns 35% of Holdings Limited. Such minority interest is presented in the consolidated balance sheet. The Company recognized $525,000 of minority interest during the year ended December 31, 1997, representing Chartwell Re's ownership interest in the net income of Holdings Limited.

Piedmont Management Company Merger
          On December 13, 1995, Chartwell Re acquired INSCORP as a result of a merger with INSCORP's former parent, Piedmont Management Company Inc.
("Piedmont") whereby Piedmont was merged with and into Chartwell Re (the "Merger"), with Chartwell Re as the surviving corporation. As consideration for the Merger, Chartwell Re issued an aggregate of 3,103,499 shares of common stock to the shareholders of Piedmont, representing 45.25% of the then outstanding common stock of Chartwell Re immediately following the Merger. The acquisition of Piedmont was accounted for under the purchase method of accounting. Accordingly, the purchase price of $80,256,000 was allocated to the net assets acquired based on respective fair values at the date of acquisition. Goodwill of approximately $5,389,000, recorded by Chartwell Re, is being amortized on a straight line basis over forty years.

          Upon consummation of the Merger, Chartwell Re assumed all of Piedmont's obligations under the Contingent Interest Notes (the "CI Notes"). The CI Notes were issued immediately prior to the Merger to protect Chartwell Re against the possibility of adverse development of INSCORP's reserves for LAE, particularly with respect to INSCORP's potential exposures for environmental impairment, asbestos-related and latent injury claims and other long-tail casualty exposures (Notes 11 and 12).
         The purchase was reflected in the consolidated balance sheet of the Company as of December 31, 1995. Results of Piedmont's operations from the date of acquisition to December 31, 1995 were not material to the consolidated financial statements of the Company and, accordingly, have not been included in such financial statements of Chartwell Re.

Drayton Acquisition
         On May 31, 1995, Chartwell Re acquired 100% of the outstanding stock of Drayton Company Limited ("Drayton") in exchange for a nominal cash payment. Drayton is a Bermuda based insurer which is not currently writing new business. The Company is managing the resolution of Drayton's remaining claims and assets in a run-off of Drayton's old business.
         The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on respective fair values at the date of acquisition. Negative goodwill of approximately $498,000, representing the excess of net assets acquired over the purchase price, is being amortized on a straight-line basis over the estimated run-off period of five years. The historical results of Drayton for the periods prior to the date of acquisition were not material and as such have not been included in the pro forma unaudited consolidated income statement information contained in this note.

Pro Forma Information
         The following pro forma unaudited consolidated income statement information for the Company for the year ended December 31, 1996 and for Chartwell Re for the year ended December 31, 1995 is presented as though the acquisition of Archer Holdings, the acquisition of Piedmont, and the redemption of 35% of the outstanding 10.25% Senior Notes due 2004 ("Senior Notes") (See
Note 12) had occurred on January 1, 1995 (in thousands, except per share amount):

                                          1996         1995
                                      ----------    ----------
Total revenues.....................    $ 289,336    $ 324,925
Net income (loss)..................    $  24,990    $  (6,074)
Basic earnings per share...........                   $ (0.63)
Diluted earnings per share.........                   $ (0.63)

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

3.       INVESTMENTS

          The amortized cost and estimated market values of investments in securities with fixed maturities were as follows (in thousands):

                                                                              Gross Unrealized     Estimated
                                                            Amortized        ------------------      Market      Carrying
                                                               Cost            Gains   Losses         Value        Amount
                                                            ---------          -----   ------       ---------     --------
December 31, 1997:
  Held to maturity:
    U.S. Treasury securities and obligations of U.S.
      government and government agencies.....................   $ 20,594        $ 95     $ 107      $ 20,582       $ 20,594
    Obligations of states and political subdivisions.........      1,868          11                   1,879          1,868
    Debt securities issued by foreign governments............     13,013         773        26        13,760         13,013
    Corporate securities.....................................      1,155          45                   1,200          1,155
                                                                  ------      ------     ------        -----          -----
Subtotal.....................................................     36,630         924       133        37,421         36,630
                                                                  ------      ------     ------       ------         ------

Available for sale:
    U.S. Treasury securities and obligations of U.S.
      government and government agencies.....................     58,922         604        77        59,449         59,449
    Obligations of states and political subdivisions.........    155,109       4,578        11       159,676        159,676
    Debt securities issued by foreign governments............     15,342         513         1        15,854         15,854
    Corporate securities.....................................    212,143       4,415       461       216,097        216,097
    Redeemable preferred stock...............................     36,780       1,602         3        38,379         38,379
    Mortgage backed securities...............................    166,812       2,064       358       168,518        168,518
                                                                 -------      ------    ------       -------        -------
Subtotal.....................................................    645,108      13,776       911       657,973        657,973
                                                                 -------      ------   -------       -------        -------

Total........................................................  $ 681,738    $ 14,700   $ 1,044     $ 695,394      $ 694,603
                                                               =========    ========   =======     =========      =========

December 31, 1996:
  Held to maturity:
    U.S. Treasury securities and obligations of U.S.
      government and government agencies.....................   $ 18,841        $ 92     $ 314      $ 18,619       $ 18,841
    Obligations of states and political subdivisions.........      1,895          10         1         1,904          1,895
    Debt securities issued by foreign governments............     14,545         832        81        15,296         14,545
    Corporate securities.....................................        762          39                     801            762
                                                                 -------       -----     -----        ------         ------
Subtotal.....................................................     36,043         973       396        36,620         36,043
                                                                 -------       -----     -----        ------         ------

Available for sale:
    U.S. Treasury securities and obligations of U.S.
      government and government agencies.....................     73,419         281     1,602        72,098         72,098
    Obligations of states and political subdivisions.........    132,906         848       900       132,854        132,854
    Debt securities issued by foreign governments............      8,139         129        48         8,220          8,220
    Corporate securities.....................................    181,384       1,337     2,501       180,220        180,220
    Redeemable preferred stock...............................     33,773                              33,773         33,773
    Mortgage backed securities...............................    179,747       1,026     1,317       179,456        179,456
                                                                 -------       -----     -----       -------        -------
Subtotal.....................................................    609,368       3,621     6,368       606,621        606,621
                                                                 -------       -----     -----       -------        -------
Total........................................................  $ 645,411     $ 4,594   $ 6,764     $ 643,241      $ 642,664
                                                               =========     =======   =======     =========      =========

          The amortized cost and estimated market value of securities with fixed maturities at December 31, 1997 and 1996, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Held to Maturity          Available for Sale
                                          ---------------------   -------------------------
                                                      Estimated                  Estimated
                                          Amortized    Market       Amortized     Market
                                             Cost      Value         Cost         Value
                                          ----------  --------     ---------- ------------
December 31, 1997:
  Due in one year or less................. $  8,763  $  8,856     $  13,106     $  13,187
  Due after one year through five years...   17,332    17,566       170,525       172,485
  Due after five years through ten years..    6,007     6,514       175,901       180,650
  Due after ten years.....................    4,528     4,485       118,764       123,133
  Mortgage backed securities..............                          166,812       168,518
                                           --------  --------     ---------     ---------
                                           $ 36,630  $ 37,421     $ 645,108     $ 657,973
                                           ========  ========     =========     =========
December 31, 1996:
  Due in one year or less................. $  1,618  $  1,647     $  19,378     $  19,460
  Due after one year through five years...   26,187    26,478       132,431       132,405
  Due after five years through ten years..    6,218     6,595       164,331       163,286
  Due after ten years.....................    2,020     1,900       113,481       112,014
  Mortgage backed securities..............                          179,747       179,456
                                            -------  --------     ---------     ---------
                                           $ 36,043  $ 36,620     $ 609,368     $ 606,621
                                            =======  ========     =========     =========

         Proceeds from sales of investments in securities with fixed maturities (excluding security paydowns and calls) during 1997, 1996, and 1995, all of which were classified as available for sale, were $77,339,000, $281,712,000 and $326,353,000, respectively. Gross gains of $523,000, $2,683,000 and $4,805,000 and gross losses of $526,000, $2,284,000 and $1,275,000 were realized on those sales during the years ended December 31, 1997, 1996 and 1995, respectively.

          Sources of net investment income for the years ended December 31, 1997, 1996 and 1995 were as follows (in thousands):
                                               1997        1996        1995
Investment income:
  Fixed maturities .....................   $ 39,752    $ 43,344    $ 20,468
  Equity securities ....................      2,841       1,150           1
  Mortgage loans .......................                                  5
  Other ................................      1,867          96         123
                                           --------     --------    --------
Total investment income ................     44,460      44,590      20,597
Investment expenses ....................     (1,003)       (992)       (690)
                                           --------    --------    --------
Net investment income ..................   $ 43,457    $ 43,598    $ 19,907
                                           ========    ========    ========

Realized gains (losses) on investments:
  Fixed maturities .....................   $     (4)   $    373    $  3,530
  Equity securities ....................          1         784        (331)
                                           --------    --------    --------
Net realized capital gains (losses) ....   $     (3)   $  1,157    $  3,199
                                           ========    ========    ========

         The net unrealized appreciation (depreciation) of investments included as a separate component of stockholder's equity at December 31, 1997 and 1996 is as follows (in thousands):

Difference between market value and amortized       1997        1996
  cost of available for sale portfolio:
     Fixed maturities .......................   $ 12,865    $ (2,747)
     Equity securities ......................        583         629
                                                --------    --------
                                                  13,448      (2,118)
Deferred tax benefit (expense) ..............     (4,707)        739
                                                --------    --------
Net unrealized appreciation (depreciation)
  of investments ............................   $  8,741    $ (1,379)
                                                ========    ========
         Unrealized appreciation (depreciation) of investments in equity securities at December 31, 1997 and 1996 includes gross unrealized gains of $1,513,000 and $913,000, respectively, and gross unrealized losses of $930,000 and $284,000, respectively.
         At December 31, 1997 and 1996, bonds with a carrying value of approximately $36,630,000 and $36,043,000, respectively, were on deposit with state regulatory authorities, as required by law. The Company also had cash, cash equivalents and bonds totaling $18,681,000 and $14,669,000 in trusts held for the benefit of ceding companies at December 31, 1997 and 1996, respectively.
          At December 31, 1997 and 1996, the Company had $15,914,000 and $15,943,000, respectively, of investments held in collateral accounts subject to certain restrictions in conjunction with a loan guarantee and a letter of credit arrangement (Note 13).
         At December 31, 1997 and 1996, the Company had loaned securities of approximately $14,443,000 and $53,936,000, respectively, at fair market value under a security lending agreement administered through First Trust, the Company's primary custodian. In connection with these transactions, the Company holds as collateral securities with a fair value equal to 102% of the fair value of the securities lent to others. Such collateral securities are marked to market on a daily basis and borrowers are required to supply additional collateral to prevent any collateral from falling below 102% of the fair value of the loaned securities.

4.       FAIR VALUE AND FINANCIAL INSTRUMENTS

         The following methods were used in estimating fair value disclosures for significant financial instruments. Cash equivalents approximate their carrying amount due to the short duration of those investments. Fixed maturity securities are based upon quoted market information. The fair value of long term debt at December 31, 1997and 1996 is based upon current market price.
         The carrying amounts and fair values of the Company's significant financial instruments are as follows (in thousands):

                                             1997                 1996
                                    Carrying               Carrying
                                     Amount    Fair Value   Amount   Fair Value
                                     ------    ----------   ------   ----------
   Cash and cash equivalents .....   $ 29,534   $ 29,534   $ 50,343   $ 50,343
   Fixed maturity securities .....    694,603    695,394    642,664    643,241
Liabilities:
   Long-term debt ................   $104,126   $109,722   $107,297   $108,500

     On April 8, 1994, Chartwell Re entered into an interest rate swap agreement (the "Swap") for other than trading purposes with Salomon Brothers Holding Company ("Salomon") to convert a portion of its 10.25% fixed rate Senior Notes (Note 12) to floating rate based on the six-month U.S. Dollar London Interbank Offered Rate ("US LIBOR"). The Swap required Salomon to pay Chartwell Re interest on a notional amount of $37,500,000 at the fixed rate of 6.95% and Chartwell Re to pay interest at 4.44% for the first year and thereafter at the six-month US LIBOR rate which reset on a semiannual basis. On May 17, 1995, Chartwell Re terminated this swap transaction at no cost. For the year ended December 31, 1995, Chartwell Re recorded a reduction in interest expense of $300,000 in connection with this Swap.

5.       FEDERAL INCOME TAXES

         The Company files a consolidated Federal income tax return with its parent and all includable subsidiaries. The 1997 and 1996 current income taxes are based upon regular taxable income. The 1995 current income taxes are based upon alternative minimum taxable income.
         As of December 31, 1997, for Federal  income tax purposes,  the Company
and  all   includable    subsidiaries   had    available   net  operating  loss
carryforwards of $19,500,000 which will begin expiring in 2007. Such net operating loss carryforwards were generated by INSCORP prior to its acquisition by Chartwell Re. Due to the change in ownership, as defined by Section 382 of the Internal Revenue Code, a maximum of $3,400,000 of the net operating loss can be utilized on an annual basis by the Company and its includable subsidiaries.
          Consolidated income before taxes, minority interest and extraordinary item consisted of the following (in thousands):

                                    1997      1996      1995

United States..................   $31,480   $27,142   $ 6,176
Foreign .......................     9,021     4,564     2,763
                                   ------    ------     -----
   Total ......................   $40,501   $31,706   $ 8,939
                                  =======   =======   =======

          The components of income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                              1997      1996       1995
U.S. Taxes
Current ....................................   $ 3,743   $ 8,537    $   208
Deferred ...................................     4,942      (213)     2,478
                                                 -----      ----      -----
                                                 8,685     8,324      2,686
                                                 -----     -----      -----
Foreign Taxes
Current ....................................     2,183     1,013         14
Deferred ...................................     1,334
                                                 -----     -----      -----
                                                 3,517     1,013         14
                                                 -----     -----      -----

Total U.S. and Foreign income tax expense ...  $12,202   $ 9,337    $ 2,700
                                               =======   =======    =======

          The difference between actual income tax expense and the amount computed by applying the statutory Federal income tax rate of 35%, 35% and 34% for the years ended December 31, 1997, 1996 and 1995, respectively, is as follows (in thousands):

                                        1997        1996        1995
Income tax expense
  at statutory rate................   $ 14,176    $ 11,097    $  3,039
Non-taxable investment income......     (2,598)     (1,400)       (342)
Foreign operations.................       (682)
Amortization of goodwill...........        769         (35)         (4)
Other, net.........................        537        (325)          7
                                      --------    --------    --------
                                      $ 12,202    $  9,337    $  2,700
                                      ========    ========    ========

          The deferred income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 consisted of the following (in thousands):

                                                       1997     1996      1995

Discounting of loss reserves........................   $ 766  $ 1,314  $ (1,665)
Deposit accounting..................................     150     (130)      (15)
Earned but not reported premiums,
      net of loss and expense.......................   1,186     (458)        4
Deferred acquisition costs..........................   2,869      317       511
Unearned premiums...................................  (1,486)    (865)     (389)
Profit commission...................................   1,334
Difference between carrying value and tax basis of
     investments sold...............................     (43)               (21)
Utilization/(increase) of tax loss carryforwards....   1,710   (4,473)    3,655
Other, net..........................................    (210)   4,082       398
                                                        ----    -----       ---
                                                     $ 6,276   $ (213)  $ 2,478
                                                     =======   ======   =======

         The tax effects of the temporary differences comprising the Company's net deferred tax asset at December 31, 1997 and 1996 are as follows (in thousands):
                                                               1997       1996
Deferred tax assets:
  Discounting of loss reserves.............................. $ 37,429  $ 38,195
  Unearned premiums.........................................    5,686     4,434
  Unrealized depreciation on investments....................                739
  Deposit accounting........................................      980     1,130
  Allowance for uncollectible reinsurance...................    1,225     1,225
  Tax benefit of loss carryforwards.........................    6,802     8,512
                                                               -------   -------
                                                               52,122    54,235
Deferred tax liabilities:
  Deferred acquisition costs................................    9,135     6,266
  Earned but not reported premiums net of loss and expense..    3,141     2,189
  Unrealized appreciation of investments....................    4,707
  Accrued market discount...................................      609       636
  Profit commission.........................................    3,149     1,591
  Other, net................................................    1,534     1,393
                                                               ------    ------
                                                               22,275    12,075
                                                               ------    ------
Deferred income taxes, net.................................  $ 29,847  $ 42,160
                                                             ========  ========

         Realization of the deferred tax asset is dependent on the Company generating sufficient taxable income to realize the benefits of the net deferred tax assets. Although realization is not assured, management believes it is more likely than not that the entire net deferred tax asset will be realized and as such no valuation allowance has been recorded at December 31, 1997 or 1996.


6.       EMPLOYEE BENEFIT PLANS

         Eligible employees of the Company may participate in a defined contribution plan (the "Plan") established by Chartwell Re. Under the Plan, the Company makes matching contributions equal to 50% of employee's pretax contributions, not to exceed 6% of the employee's compensation. Amounts expensed under the Plan for the years ended December 31, 1997, 1996 and 1995 were $188,000, $168,000 and $92,000, respectively.
         Certain members of management will receive a supplement to the Plan payable at the earlier of age 65 or employment termination. The supplement will be equal to the aggregate contributions made with respect to the employee to a trust established by the Company. Annual contributions to the trust are 13.5% to 20.0% of the employee's base salary as stated in their employment agreements. The amounts expensed in 1997, 1996 and 1995 for the obligation under this plan amounted to $206,500, $206,500 and $168,500, respectively.

         Archer Holdings operates contributory defined contribution plans for its U.K. employees. The level of the contribution varies between 5% and 20% dependent upon the age of each participant at the beginning of each calendar year. The amount expensed in 1997 for the obligation under these plans amounted to $2,523,000.

7.       RELATED-PARTY TRANSACTIONS AND ASSUMED REINSURANCE TREATIES

         During 1992, Chartwell Reinsurance entered into a reinsurance contract with a related party. For the years ended December 31, 1997, 1996 and 1995, Chartwell Reinsurance earned $3,819,000, $1,716,000 and $2,606,000 of premium on this contract and incurred, prior to the effect of reinsurance ceded, $2,750,000, $1,506,000 and $2,688,000 in loss and LAE, respectively. At December 31, 1997 and 1996, the loss and LAE liability for this contract was $1,141,000 and $694,000 and unearned premiums were $569,000 and $224,000, respectively.

8.       RESTRICTION ON PAYMENT OF DIVIDENDS

          The ability of the Company to pay cash dividends to Chartwell Re is dependent upon the amount of dividends received from Chartwell Reinsurance. Chartwell Reinsurance's ability to pay cash dividends to the Company is, in turn, restricted by law or subject to approval of the insurance regulatory authorities of Minnesota, Chartwell Reinsurance's state of domicile. Insurance regulatory authorities recognize statutory accounting practices for the ability of an insurer to pay dividends to its shareholders.
         Under the insurance laws of the State of Minnesota, payment of dividends by Chartwell Reinsurance in any year is limited to the greater of: (i) 10% of capital and surplus as of the prior year end as determined in accordance with statutory accounting practices; or (ii) statutory net income from operations of the next preceding year excluding realized capital gains. Notwithstanding the foregoing, Chartwell Reinsurance may pay dividends only from its earned surplus, also known as unassigned funds. The maximum dividend that can be paid without prior approval of the Minnesota Department of Commerce in 1998 is $26,261,000.
         On November 25, 1997, Chartwell Reinsurance paid a $3.0 million dividend to the Company. No dividends were paid in 1996 or 1995.
         In addition, under the insurance laws of the State of New York, INSCORP may pay dividends to Chartwell Reinsurance only out of its statutory earned surplus. The maximum amount of cash dividends INSCORP may pay out of its statutory earned surplus, without prior regulatory approval, is subject to statutory restrictions imposed by New York State Insurance Law. Generally, the maximum amount that may be paid in any twelve month period without prior approval is the lesser of net investment income as defined or 10% of statutory surplus to policyholders.
         In addition to the foregoing limitation, the New York State Insurance Department, as is its practice in any change of control situation, has required the Company to commit to preclude INSCORP from paying any dividends for two years from the date of its merger with Chartwell Re without prior regulatory approval. The two year period ended on December 13, 1997.
         The capital and surplus of Chartwell Reinsurance on the basis of statutory accounting practices was $262,606,000 and $238,271,000 at December 31, 1997 and 1996, respectively. Net income of Chartwell Reinsurance based on statutory accounting principles was $10,239,000, $6,156,000 and $9,507,000 for the years ended December 31, 1997, 1996 and 1995, respectively.
         The capital and surplus of INSCORP on the basis of statutory accounting practices was $113,677,000 and $98,685,000 at December 31, 1997 and 1996,
respectively. Net income of INSCORP based on statutory accounting principles was $14,234,000 and $22,270,000 for the years ended December 31, 1997 and 1996, respectively.

9.       REINSURANCE ASSUMED AND CEDED

         The Company cedes a portion of its risks by utilizing various retrocessional contracts. These contracts do not relieve the Company from its obligations to policyholders. The Company regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk with respect to amounts recoverable under these contracts.

          The effect of reinsurance on premiums written and earned at December 31, 1997, 1996 and 1995 is as follows (in thousands):

                              1997                1996               1995
                       Written   Earned    Written    Earned   Written   Earned
                       -------   ------    -------    ------   -------   ------
Primary insurance.... $105,635  $ 86,343  $ 68,307  $ 66,709
Reinsurance assumed..  257,135   245,662   195,530   210,871  $126,968  $123,506
Reinsurance ceded....   94,510    86,305    71,586    68,077     3,654     3,248
                        ------    ------    ------    ------     -----     -----

Net premiums......... $268,260  $245,700  $192,251  $209,503  $123,314  $120,258
                       ========  ========  ========  ========  ========  =======

          Certain of the Company's large assumed reinsurance programs were not renewed for 1998. During 1997, the Company's earned premiums related to these programs were $48.2 million.
          The effect of reinsurance on loss and LAE for the years ended December 31, 1997, 1996 and 1995 is a decrease of $70,135,000, $45,908,000 and
$1,616,000, respectively.
         The reinsurance recoverable balance on paid and unpaid losses and LAE from any single entity or company in excess of 5% of the total at December 31, 1997 were as follows: Centre Reinsurance (Bermuda) Limited, $38,885,000 (15.2%), London Life and Casualty Company, $15,689,000 (6.2%), American Re-Insurance Company, $14,966,000 (5.9%) and European International Reinsurance Company, Ltd., $14,000,000 (5.5%).
         In the normal course of business, the Company enters into trust agreements effecting funds held arrangements or obtains letters of credit issued by banks on behalf of the retrocessionaires which are not registered as "authorized reinsurers" with the Minnesota Department of Commerce or the New York State Insurance Department. The letters of credit or trust agreements serve as collateral to the extent of their limit for the contingent liability which exists in the event that the retrocessionaire is unable to meet its obligations assumed under a retrocession agreement. Reinsurance recoverables with "unauthorized reinsurers" totaled $119,768,000 and $55,264,000 as of December 31, 1997 and 1996, respectively. The respective portions collateralized were $111,319,000 and $51,247,000.
         Included in deposits on the balance sheet at December 31, 1997 and 1996 are $11,548,000 and $11,120,000, respectively, deposited with European International Reinsurance Limited and $7,492,000 and $7,015,000, respectively, deposited with Centre Reinsurance (Bermuda) Limited, both of which are secured by letters of credit as described in the preceding paragraph.

10.      PERMITTED STATUTORY ACCOUNTING PRACTICES

         Chartwell Reinsurance prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Minnesota Department of Commerce. INSCORP prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the New York State Insurance Department. Prescribed practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. Furthermore, the NAIC has a project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project will likely change the definitions of what comprises prescribed versus permitted statutory accounting practices, and may result in changes to the accounting policies that insurance and reinsurance enterprises use to prepare their statutory financial statements.

11.      LOSS AND LAE

         The following table presents the activity in the liability for loss and LAE for the years indicated (in thousands):
                                             1997         1996         1995
Loss and LAE
  at beginning of year..................  $ 747,858    $ 741,467    $ 232,733
Less reinsurance recoverables...........    172,377      179,854       35,432
                                            -------      -------       ------
   Net balance at beginning of year.....    575,481      561,613      197,301
                                            -------      -------      -------
Add provision for loss and LAE for claims
      occurring during:
  Current year..........................    163,003      152,338       86,470
  Prior years...........................     (2,155)      (1,717)         479
                                            -------      -------       ------
   Total incurred loss and LAE..........    160,848      150,621       86,949
                                            -------      -------       ------
Less losses and LAE payments for claims
     occurring during:
  Current year..........................     45,286       29,554       11,797
  Prior years...........................    105,396      107,199       45,016
                                            -------      -------       ------

   Total paid loss and LAE...............   150,682      136,753       56,813
                                            -------      -------       ------

Loss and LAE acquired as of acquisition date of:
  Drayton................................                               4,741
  INSCORP................................                             329,435
                                            -------      -------      -------
Net balance at end of year...............   585,647      575,481      561,613
Plus reinsurance recoverables............   202,593      172,377      179,854
                                            -------      -------      -------

Loss and LAE
  at end of year........................  $ 788,240    $ 747,858    $ 741,467
                                          =========    =========    =========

          As a result of changes in estimates of insured events in prior years, the net provision for loss and LAE decreased by $2,155,000 in 1997, decreased by $1,717,000 in 1996 and increased by $479,000 in 1995. These amounts, which represent a decrease of 0.3% and 0.2% and an increase of 0.2% of the gross loss and LAE at the beginning of 1997, 1996 and 1995, respectively, are the result of normal reserve development inherent in the uncertainty of establishing loss and LAE liabilities.
         The liabilities include provisions for latent injury or toxic tort claims that cannot be estimated with traditional reserving techniques. Case reserves, including LAE, have been established upon notification of loss from ceding companies. In addition, the Company establishes additional liabilities in excess of its share of the reserve established by the ceding company to cover exposures on both known and unasserted claims. These liabilities are periodically reviewed by the Company's claims department. In the reserve setting process, the Company also includes provisions for social inflation (i.e. awards by judges and juries that have progressively increased in recent years) and evaluates the potential effect of any legislative changes on its reserve liabilities. However, because of inconsistent court decisions in federal and state jurisdictions and the wide variation among insureds with respect to underlying facts and coverage, uncertainty exists with respect to these claims as to liabilities of ceding companies and, consequently, reinsurance coverage.
         At December 31, 1997, the Company carried case reserves and allocated LAE attributable to asbestos claims and environmental pollution claims in the amount of $70,923,000 ($48,052,000 after reduction for reinsurance recoverable) of which $8,254,000 ($4,870,000 after reduction for reinsurance recoverable) related to Chartwell Reinsurance and $62,669,000 ($43,182,000 after reduction for reinsurance recoverable) related to INSCORP. Management believes that Chartwell Reinsurance's exposure to asbestos and environmental losses is lessened because of its relatively recent entry into the reinsurance business in 1979, its low historical levels of premium volume prior to 1985, and its retrocessional programs. In addition, management believes the Company's exposure to adverse reserve development at INSCORP related to asbestos and environmental losses is lessened because the CI Notes are designed to provide Chartwell Re with protection against such adverse development of INSCORP's reserves for losses and LAE. For the three years ended December 31, 1997, the effect of asbestos and environmental pollution claims was not material to the Company's results of operations.
         Environmental claims are particularly challenging to a reinsurance company. Such claims involve underlying coverage disputes between the insured party and its insurer; substantial legal defense costs; questions as to occurrences and aggregation of claims and "late notice" issues. Environmental liability suits often contain multiple party and multiple site actions that result in varied adjudications among insureds and their insurers. Such a complex setting forces the parties to find a reasonable basis for settling the claims. These widely varying settlements involving primary insurers force challenges upon the reinsurer with respect to the extent to which they should follow the settlements of their ceding companies. Accordingly, there can be no assurance that the Company's ultimate liability for losses and LAE will not vary significantly from amounts reserved.
         In 1992, an indemnification agreement (the "Reserve Indemnification Agreement") was entered into with NWNL and its parent company, ReliaStar Financial Corp. ("RLR") (formerly The NWNL Companies, Inc.), which indemnified the parties for subsequent development in Chartwell Reinsurance's December 31, 1991 balances of loss and loss adjustment expenses, the statutory provision for uncollectible reinsurance and the collectibility of reinsurance recoverable on losses paid, among other items, up to an aggregate of $23.0 million.
         On June 28, 1996, Chartwell Re received $7,900,000 as settlement of the receivable arising from the Reserve Indemnification Agreement. The Reserve Indemnification, which by its terms was scheduled to be settled as of the end of 1996, was settled early by mutual agreement with RLR. The settlement did not materially affect operating results for the year ended December 31, 1996.

12.      DEBT
          (a) Long-term debt--The components of long-term debt at December 31, 1997 and 1996 are as follows (in thousands):

                              1997            1996

Senior notes.............. $  48,750      $  48,750
Bank loan.................    51,198         54,707
Other.....................     4,178          3,840
                           ---------      ---------
Total..................... $ 104,126      $ 107,297
                           =========      =========

         On March 17, 1994, Chartwell Re completed a public offering (the "Offering") of 10.25% Senior Notes due 2004, having a total principal amount of $75,000,000. The net proceeds to Chartwell Re from the Offering were approximately $71,934,000 after deducting expenses related to the Offering. Of the net proceeds, $30,000,000 was contributed to the statutory surplus of Chartwell Reinsurance and $23,400,000 was used to retire Chartwell Re's then outstanding senior term loan. The remaining funds were retained by Chartwell Re for general corporate purposes, which included the payment of interest on the Senior Notes.
         On April 8, 1996, the Company redeemed 35% of the Senior Notes for $28,300,000, including the redemption premium. Due to this early extinguishment of debt, the Company recognized an extraordinary loss of $1,874,000, net of applicable income taxes of $1,000,000. This extraordinary charge represents the redemption premium and 35% of the remaining original debt issuance costs relating to the Senior Notes.
         On December 13, 1995, Chartwell Re entered into a $20,000,000 loan agreement with Fleet Bank (the "Fleet Loan"), with a variable interest rate based upon the Eurodollar rate plus a margin based upon the S&P rating of the Notes, scheduled to expire on December 13, 2002. The Fleet Loan was repaid during 1996.
          On November 14, 1996, the Company entered into a new credit facility with First Union National Bank, N.A., ("First Union") as agent. The credit facility provides for a term loan in two tranches, A & B, (the "First Union Loans"), with outstanding balances of $30,000,000 and $13,983,000 (denominated in Pounds Sterling), respectively at December 31, 1997 and 1996. In addition, at December 31, 1997, $7,215,000 of the Tranche B Loan was used to guarantee the Loan Notes. Both loans are subject to a quarterly repayment schedule, commencing on March 31, 1999 and ending on December 31, 2002. The Company used $20,000,000 of the First Union Loans to repay all outstanding borrowings under the $20,000,000 loan agreement with Fleet Bank. Portions of the remainder of the First Union Loans were drawn down in cash by the Company and contributed to Holdings Limited for the purchase of Archer Holdings, and portions were utilized to guarantee the obligations of Holdings Limited under the Loan Notes (the "First Union Guarantee"). The holders of Loan Notes may require the Company to redeem all or part of their holdings in June or December of each year. As the Loan Notes are redeemed ("Loan Note Redemptions"), the First Union Guarantee is reduced and replaced with loan proceeds to fund the Loan Note Redemptions. During 1997, $1,992,000 of Loan Note Redemptions occurred, resulting in an outstanding balance of Loan Notes of $7,215,000 at December 31, 1997.
         The Company currently has a $60,000,000 Revolving Credit Commitment from First Union (the "First Union Revolver"), which was increased from $35,000,000 in October of 1997. The First Union Revolver replaced the $10,000,000 revolving credit facility from Fleet Bank (under which no borrowings were outstanding). The First Union Revolver may be used to provide additional Loan Note guarantees, to support underwriting at Lloyd's by the Company's subsidiaries or for other general corporate purposes. All obligations of the Company under the Credit Facilities are guaranteed by Chartwell Re.
         The other portion of long-term debt primarily represents capital lease obligations.
         The Company's long-term debt agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, minimum earned surplus, minimum statutory surplus, minimum net worth, certain financial ratios, and maintenance of minimum cash and cash equivalent balances on the books of the borrower.
         Annual maturities of long-term debt outstanding at December 31, 1997 are as follows (in thousands):

1998........................................    $ 389
1999........................................   11,576
2000........................................   13,957
2001........................................   13,644
2002........................................   64,560
                                              ------
                                            $ 104,126
                                            =========

         (b) Capital Leases - During 1996, the Company began leasing certain facilities and equipment under agreements which are classified as capital leases. The leases have original terms of 3 to 5 years and have purchase options at the end of the original lease term. At the end of the term, the Company may purchase the equipment for a mutually agreeable price, renew the lease or return the equipment to the lessor and enter into a new lease. Leased capital assets include the buildout costs of the Company's leased office space for its principal executive offices, furniture and equipment, and electronic data processing hardware and software and are included in Other Assets in the consolidated balance sheet at December 31, 1997 and 1996 as follows (in thousands):

                                             1997      1996

Office space buildout costs............... $ 1,179    $ 1,474
Furniture and equipment...................   2,648      3,310
EDP hardware and software.................   1,137      1,705
                                           -------    -------
                                           $ 4,964    $ 6,489
                                           =======    =======

          Leased capital assets are amortized to interest expense on a straight-line basis over the original lease term. For the year ended December 31, 1997, the Company recorded $230,000 of interest expense related to such leased assets. Future minimum payments, including principal and interest, by year and in the aggregate, under non-cancelable capital leases are as follows (in thousands):

1998....................................................  $ 1,832
1999....................................................    1,336
2000....................................................    1,158
2001....................................................      845
2002....................................................      450
                                                         --------
                                                          $ 5,621
                                                         ========
                                      F-21

13.      COMMITMENTS AND CONTINGENCIES

         Operating leases--The Company leases office space for its principal executive offices in the U.S. and U.K. under non-cancelable, renewable operating leases expiring on July 31, 2006 and December 24, 2008, respectively. The rent expense has been accounted for on a straight-line basis after amortization of a rent abatement allowance (on the U.S. lease). Rental expense for 1997, 1996 and 1995 was $2,828,000, $1,386,000 and $562,000, respectively. The future minimum rental payments, exclusive of escalation clauses, under the existing leases as of December 31, 1997 are as follows (in thousands):

   1998...........................................  $ 1,358
   1999...........................................    1,658
   2000...........................................    1,744
   2001...........................................    1,854
   2002...........................................    1,922
   Future years...................................    7,346

         Line of credit--The Company has a $60 million revolving credit facility with First Union, of which $7 million was unused and $53 million was used to secure unsecured letters of credit at December 31, 1997.
        Loan guarantees and letters of credit -- At December 31, 1997, the Company has outstanding loan guarantees and standby letters of credit totaling $4,084,000 and $69,530,000, respectively. The loan guarantees and standby letters of credit are in force for five years, for which the Company pays annual fees of $237,000. The loan guarantees and letters of credit provide capital to NLC Name No. 6 Limited, Riverside Underwriters Plc and Oak Dedicated, corporate members of Lloyd's, to participate in certain Lloyd's syndicates for the 1995 Underwriting Year and thereafter. The investments in NLC Name No. 6 and Riverside Underwriters Plc, which amount to $16,331,000 at December 31, 1997, are included in other assets with corresponding amounts included in other liabilities for the loan guarantees and letters of credit.
         American Eagle--In 1996 and early 1997, the Company entered into certain agreements with American Eagle Insurance Company ("American Eagle"). On December 3, 1997, American Eagle was placed in receivership by the Texas Department of Insurance. Since a significant portion of the Company's liabilities in connection with American Eagle are collateralized by a trust fund held by the Company, management of the Company does not presently believe that any residual exposure resulting from the receivership of American Eagle is likely to have a material adverse effect on its financial position or results of operations.
          Lloyd's Names exposure - The Company's balance sheet at December 31, 1997 includes a provision for potential exposure to certain of the Names who had participated on syndicates managed by Archer. The provision was established by the Company based on actuarial projections of the expected deterioration for the applicable years of account. Management believes at the present time that the provision related to such potential exposure is sufficient.
          Other -The Company, Chartwell Reinsurance, INSCORP and Archer are subject to the litigation of disputes in the normal course of their business. Management does not believe that any pending litigation or arbitration to which it is a party, or of which any of its properties or assets are subject, is likely to have a materially adverse effect on its current financial position or results of operations.

14.           PUBLIC STOCK OFFERING

          Chartwell Re completed a public offering of 2,725,000 shares of common stock at $23.00 per share during the first hal of 1996. The net proceeds to Chartwell Re were $58,503,000 after deduction of underwriting discount and expenses. Of the net proceeds, $48,500,000 was contributed to the Company, of which $20,000,000 was contributed to the statutory surplus of Chartwell Reinsurance and $28,500,000 was used to retire 35% of the Company's outstanding Senior Notes plus accrued interest (Note 12). The remaining funds were retained for general corporate purposes.

15.      STOCK OPTION PLANS AND COMMON STOCK WARRANTS

          During 1997, Chartwell Re adopted the 1997 Omnibus Stock Incentive Plan (the "1997 Plan") as the successor to the 1993 Stock Option Plan (the "1993 Plan") which was adopted on October 15, 1993. Under the 1993 Plan, options to acquire 1,000,000 shares of Common Stock of Chartwell Re were authorized to be granted to officers, key employees and directors of Chartwell Re and its designated subsidiaries. Upon adoption of the 1997 Plan, no further awards shall be made under the 1993 Plan and 107,000 of previously authorized non-granted shares under the 1993 Plan became available under the 1997 Plan. Chartwell Re also authorized an additional 500,000 shares to be granted under the 1997 Plan. Under both plans, the options become exercisable at various dates. A total of 50,000 shares are available for grants of options to non-employee directors of Chartwell Re until December 31, 2006 under the 1996 Non-Employee Directors Stock Option Plan. An option to purchase 1,000 shares of Chartwell Re's Common Stock was granted to all non-employee directors of Chartwell Re in office at January 1, 1996 and will be granted to all non-employee directors of Chartwell Re on the date of each annual meeting of stockholders. The options are exercisable after six months from the grant date at a price equal to the fair value of Chartwell Re's stock on the date of grant. The options expire ten years after the grant date.
         The total number of options available to purchase shares of Chartwell Re's Common Stock under Chartwell Re's stock option plans at December 31, 1997, 1996 and 1995 are as follows:

                                             1997                      1996                    1995
                                                  Weighted                Weighted                  Weighted
                                                  Average                 Average                   Average
                                       Shares  Exercise Price  Shares  Exercise Price   Shares   Exercise Price
                                       ------  --------------  ------  --------------   ------   --------------
Outstanding, beginning of year.......  876,400   $ 21.92       672,900    $ 21.00       590,100     $ 21.00
Granted..............................  431,000     29.65       203,500      24.95        82,800       21.00
Exercised............................  (22,400)    21.04          -         -              -            -
Canceled.............................   (9,700)    22.01          -         -              -            -
                                        ------     -----       -------     ------       -------     -------
Outstanding, end of year............ 1,275,300   $ 24.55       876,400    $ 21.92       672,900     $ 21.00
                                     =========   =======       =======    =======       =======     =======
Options exercisable at end of year..   665,040                 554,060                  409,480
                                       =======                 =======                  =======

          At December 31, 1997, there were warrants outstanding for the purchase of 340,577 shares of Common Stock of Chartwell Re at prices of $21 and $22 per share.

16.      EMPLOYEE STOCK PURCHASE PLANS

         Chartwell Re established an Employee Stock Purchase Plan which became effective January 1, 1996. Participating employees are permitted to purchase, annually, shares of Chartwell Re's Common Stock through payroll deductions in an amount ranging from 2% to 10% of the employee's base pay (as elected by the employee). The purchase price for shares purchased in a particular plan year is equal to the lesser of (i) 85 percent of the fair market value of the Common Stock on the beginning of such plan year or (ii) 85 percent of the fair market value of the Common Stock at the end of such plan year. Chartwell Re has authorized 100,000 shares of common stock for purchase under the plan of which 11,587 and 12,381 were purchased in February 1998 and January 1997, respectively.
          Archer Holdings established an Employee Stock Purchase Plan which became effective May 1, 1997. Participating employees contribute savings to the Plan ranging from (pound)5 to (pound)250 per month (as elected by the employee). At the end of three years, the employees may use their savings to buy shares in Chartwell Re at a price equal to 85% of the fair value of Chartwell Re's Common Stock as of the inception of the three year period.

17.       QUARTERLY FINANCIAL DATA (UNAUDITED)
          Summarized quarterly financial data is as follows (in thousands, except per share data):
                                         First     Second     Third     Fourth
                                        Quarter    Quarter   Quarter    Quarter
                                        -------    -------   -------    -------

For the year ended December 31, 1997
  Premiums earned..................... $ 61,785   $ 73,890   $ 59,002  $ 51,023
  Net investment income..............    10,173     11,189     10,910    11,185
  Net realized capital gains (losses).      (20)       (29)       112       (66)
  Income tax expense..................    2,799      3,078      3,097     3,228
  Net income..........................    6,678      6,945      7,225     6,926
  Stockholder's equity................  229,374    244,135    256,825   269,052

For the year ended December 31, 1996
  Premiums earned..................... $ 56,243   $ 48,961   $ 47,982  $ 56,317
  Net investment income...............   10,636     10,656     11,674    10,632
  Net realized capital gains..........      921                    81       155
  Income tax expense..................    2,145      2,458      2,744     1,990
  Net income..........................    5,293      4,176      6,444     4,582
  Stockholder's equity................  184,150    211,729    220,366   232,153

                        CHARTWELL RE HOLDINGS CORPORATION

                       SCHEDULE I-SUMMARY OF INVESTMENTS-
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                              At December 31, 1997
                                 (In Thousands)

                                  Column A    Column B  Column C      Column D
                                                                      amount at
                                                                     which shown
                                                                        in the
                                                                       balance
                                                  Cost     Value        sheet
                                                  ----     -----     -----------
Fixed Maturities:
  Bonds:
     United States Government and government
       agencies and authorities(1).............$ 237,958   $ 240,213   $ 240,225
     States, municipalities and political
       subdivisions(1).........................  156,977     161,556     161,544
     Foreign governments.......................   28,355      29,614      28,867
     All other corporate bonds.................  221,668     225,632     225,588
  Redeemable preferred stock...................   36,780      38,379      38,379
                                                ---------  ---------   ---------
          Total fixed maturities...............  681,738     695,394     694,603
                                                ---------  ---------   ---------
Equity Securities- Common stocks of banks,
   trusts and insurance companies.............    34,843      38,043      38,043
                                                ---------  ---------   ---------
           Total investments.................. $ 716,581   $ 733,437   $ 732,646
                                               ==========  =========   =========

(1) Balance sheet value differs from column B and C because category includes a combination of securities "Held to Maturity" and "Available for Sale". See Notes 2b and 3 of the audited consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (In thousands)
                                                               December 31,
                                                        ------------------------
                                                            1997         1996

ASSETS:
Investment in and receivable/payable from/to
  subsidiaries.......................................  $ 353,726      $ 315,818
Cash and cash equivalents............................      3,070          8,317
Other assets.........................................     18,924         10,914
                                                       ----------     ----------
                                                       $ 375,720      $ 335,049
                                                       ==========     ==========
LIABILITIES:
Long-term debt.......................................   $ 95,940       $ 96,807
Other liabilities....................................     10,728          6,089
                                                       ----------     ----------
      Total liabilities..............................    106,668        102,896
                                                       ----------     ----------

STOCKHOLDER'S EQUITY:
Common stock, par value $1.00 per share; authorized
  1,000 shares; issued and outstanding 100..........
Additional paid-in capital..........................     217,866        217,866
Net unrealized appreciation (depreciation) of
  investments.......................................       8,741         (1,379)
Foreign currency translation adjustment.............         296          1,291
Retained earnings...................................      42,149         14,375
                                                       ----------      ---------
      Total stockholder's equity....................     269,052        232,153
                                                       ----------      ---------
                                                       $ 375,720      $ 335,049
                                                       ==========     ==========


The condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

                        CHARTWELL RE HOLDINGS CORPORATION
            SCHEDULE II-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                                 (In thousands)
                                                                    Chartwell Re
                                                                    Corporation
                                                                   (Predecessor)

                                                1997          1996         1995
REVENUES:
Premiums earned.............................  $  8,415      $          $
Net investment income.......................     3,879          651         946
Other income................................     1,927        1,203
Realized gains..............................                     51          90
                                                -------    ---------   ---------
             Total revenues.................    14,221        1,905       1,036
                                                -------    ---------   ---------

EXPENSES:
Loss and loss adjustment expenses...........     6,638
Policy acquisition costs....................     1,683
Interest and amortization...................     7,347         7,835      7,820
General expenses............................     2,276         2,144      1,211
                                               -------     ---------   ---------
             Total expenses.................    17,944         9,979      9,031
                                               -------     ---------   ---------

Loss before federal income taxes, equity in
  earnings of subsidiaries and extraordinary
  item................................. ....    (3,723)       (8,074)    (7,995)
                                               -------     ---------   ---------

Federal income taxes:
   Current..................................    (2,436)       (2,783)    (2,729)
   Deferred.................................       (74)
                                               -------     --------    --------
             Total income tax benefit.......    (2,510)       (2,783)    (2,729)
                                               -------       -------     -------

Loss before equity in undistributed income
   of subsidiaries and extraordinary item..     (1,213)      (5,291)     (5,266)
Equity in undistributed income of
   subsidiaries............................     28,987        27,660     11,505
                                              --------      --------    -------
Income before extraordinary item...........     27,774        22,369      6,239
Extraordinary item, net of tax.............                    1,874
                                              --------      --------    -------
Net income ................................   $ 27,774      $ 20,495   $  6,239
                                              ========      ========    =======

The condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

                        CHARTWELL RE HOLDINGS CORPORATION
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                    Chartwell Re
                                                                    Corporation
                                                                   (Predecessor)

                                                    1997     1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income taxes recovered...............  $2,698  $  1,941  $   5,193
        Interest received on investments.........   3,879       485      1,058
        Overhead expenses........................  (4,682)
        Service and other revenue................     300
        Interest paid............................  (6,706)   (7,415)    (7,219)
        Net realized capital gains...............                51         90
        Other, net...............................            (5,817)      (756)
                                                  -------   -------    -------
             Net cash used in operating
               activities........................  (4,511)  (10,755)    (1,634)
                                                  -------   -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital contributions and advances to
         subsidiaries............................           (18,058)    (7,446)
       Cash from acquisitions of Piedmont,
           net of expenses paid..................                         (672)
       Cost of investments acquired..............                       (3,789)
       Proceeds of investments sold..............             4,723      6,344
                                                  -------    ------   --------
               Net cash provided by (used in)
               investing activities..............           (13,335)    (5,563)
                                                  -------    ------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common
       stock.....................................            48,546
     Issuance of long-term debt..................  2,689     48,057
     Redemption of long-term debt................ (3,425)   (73,109)
                                                  -------   -------   --------
              Net cash provided by (used in)
              financing activities...............   (736)    23,494
                                                  -------   -------   --------
                  Effect of exchange rate
                  on cash........................               206         (5)
                                                  -------    ------    --------
Net decrease in cash and cash equivalents........ (5,247)      (390)    (7,202)
Cash and cash equivalents at beginning of year...  8,317      8,707     10,508
                                                  -------   -------   --------
Cash and cash equivalents at end of year.........$ 3,070   $  8,317    $ 3,306
                                                 ========  ========   ========

RECONCILIATION OF NET INCOME TO NET CASH USED IN
OPERATING ACTIVITIES:
    Net income.................................. $27,774   $ 20,495    $ 6,239
    Adjustments to reconcile net income to net
       cash used in operating activities
          Equity in undistributed earnings of
            subsidiaries.........................(28,987)   (27,660)  (11,505)
          Net realized capital gains.............               (51)      (90)
          Deferred income taxes..................            (1,008)    4,118
          Net change in other assets and
            liabilities.......................... (3,298)    (2,531)     (396)
          Other, net.............................
                                                  -------   --------   -------
                  Net cash used in operating
                    activities..................$ (4,511)  $(10,755) $ (1,634)
                                                ========   ========  ========

The condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto.


                        CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)

                            SCHEDULE IV--REINSURANCE

                  Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)



           Column A                 Column B    Column C   Column D    Column E  Column F
           --------                 --------    --------   --------    --------  --------
                                                            Assumed              Percentage
                                                 Ceded to   from                 of amount
                                       Gross      other     other      Net       assumed to
                                       Amount    companies  companies   amount      net
                                       -------  ----------  --------   --------  ----------
1997
Premiums earned:
   Property and casualty insurance.....$86,343   $86,305    $245,662   $245,700  100.0%
                                       --------   -------   --------   --------  -----
          Total premiums...............$86,343   $86,305    $245,662   $245,700  100.0%
                                       ========  =======    ========   ========= =====

1996
Premiums earned:
   Property and casualty insurance.....$66,709   $68,077    $210,871   $209,503  100.7%
                                        -------   -------   --------   --------- -----
          Total premiums...............$66,709   $68,077    $210,871   $209,503  100.7%

                                       =======   =======   ========   =========  =====


CHARTWELL RE CORPORATION (PREDECESSOR)
1995
Premiums earned:
   Property and casualty insurance.....    $0    $ 3,248    $123,506   $120,258  102.7%
                                        -------   -------   --------    -------- -----
          Total premiums...............    $0    $ 3,248    $123,506   $120,258  102.7%
                                        =======   =======   ========   ========  =====









                        CHARTWELL RE HOLDINGS CORPORATION
                     CHARTWELL RE CORPORATION (PREDECESSOR)

                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)



                    Column A                  Column B           Column C           Column D    Column E
                   ---------                  ---------     ---------------------   --------    --------
                                                                Additions
                                                           ---------------------
                                             Balance at     Charged to   Charged               Balance
                                             Beginning      Costs and    to Other  Deductions  at End
                                             of Period      Expenses     Accounts  Described   of Period
                                             ----------     ----------   --------  ----------- ---------
Year Ended December 31, 1997:
  Reinsurance recoverable:
     Allowance for Uncollectible
          Reinsurance (1)................    $5,731         $663                                $6,394
Deposits:
    FASB 113 Valuation Allowance.........    $1,502                                             $1,502

Year Ended December 31, 1996:
  Reinsurance recoverable:
     Allowance for Uncollectible
          Reinsurance (1)................    $5,717         $ 14                                $5,731
Deposits:
    FASB 113 Valuation Allowance.........    $1,502                                             $1,502



CHARTWELL RE CORPORATION (PREDECESSOR)
Year Ended December 31, 1995:
  Reinsurance recoverable:
     Allowance for Uncollectible
          Reinsurance (1)................    $2,649         $68          $3,000 (2)             $5,717
Deposits:
    FASB 113 Valuation Allowance.........    $1,502                                             $1,502

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

                        CHARTWELL RE HOLDINGS CORPORATION
                    CHARTWELL RE CORPORATIONN (PREDECESSOR)

        SCHEDULE VI-SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
                              INSURANCE OPERATIONS
                  Years Ended December 31, 1997, 1996 and 1995



                                                                                Claims and
                                                                                Adjustment
                                                                                Expenses
                                                                                Incurred
                                                                                Related to
                                                                            ----------------
                              Reserves
                              for Unpaid                                                      Amort.    Paid
                              Claim and                                                       of Defer. Claims
Affiliation          Deferr.  Claim       Disc.                    Net                        Policy    & Claims  Other    Net
with                 Policy   Adjustment  if any   Unearn. Earned  Invest.  Curr.    Prior    Acquis.   Adjust.   Operat.  Premiums
Registrant           Costs    Exp.(1)     Deduct.  Prem.   Prem.   Income   Year     Year     Costs     Expenses  Exp.     Written
 -------------       -------- ----------  -------  ------- ------   ------  -----    -----    --------  --------  -------  --------

Years Ended:
 December 31,1997...$26,100  $788,240            $111,149 $245,700 $43,457  $163,003 ($2,155) $72,655   $150,682  $36,333  $268,260
 December 31,1996... 17,903   747,858              81,599  209,503  43,598   152,338  (1,717)  52,030    136,753   19,050   192,251

CHARTWELL RE CORPORATION (PREDECESSOR)
December 31,1995... 18,809   741,467              90,573  120,258  19,907    86,470     479   28,790     56,813   11,961   123,314


(1)   The Company adopted SFAS No. 113 which,  among other things,  requires the
      Company to record its reserves for unpaid losses and LAE without reduction for amounts that would be  recovered  from  retrocessionaires.  The amount recoverable  from  retrocessionaires  is  recorded  as  an  asset  on  the
      Company's  balance sheet.  The net of such asset and the reserves for loss and LAE is $585.6,  $575.5 and $561.6  million at December 31, 1997,  1996 and 1995, respectively.

                               INDEX TO EXHIBITS

Exhibits

3.1 Incorporated by reference to Exhibit 3.1 to Chartwell's Annual Report on Form 10-K for the year ended December 31, 1995.).

3.2 Incorporated by reference to Exhibit 3.2 to Chartwell's Annual Report on Form 10-K for the year ended December 31, 1995.).

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

10.1 First Amended and Restated Credit Agreement, dated as of November 14, 1996 among Chartwell, a Delaware corporation, First Union, Fleet Bank, Royal Bank of Scotland, CIBC/Wood Gundy, Credit Lyonnais (collectively, the "Lenders"), First Union as agent for the Lenders, and First Union National Bank (London Branch), as amended by the First Amendment to First Amended and Restated Credit Agreement, dated as of January 24, 1997 by and between Chartwell, the Lenders, First Union as agent for the Lenders, and First Union National Bank (London Branch). Incorporated by reference to Exhibit 10.1 to Chartwell Re's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12502).

10.7 Tax Allocation Agreement, dated December 13, 1995, by and among Chartwell, Chartwell Re, Drayton, Chartwell Reinsurance, RECO and The Recor Insurance Company, Inc.

10.8 Second Amendment to First Amended and Restated Credit Agreement, dated as of October 30, 1997, by and among Chartwell, a Delaware corporation, The Royal Bank of Scotland, Fleet National Bank, CIBC Inc., Credit Lyonnais (collectively, the "Lenders"), First Union National Bank, as Issuing Bank and as agent for the Lenders, and First Union National Bank (London Branch).

10.9 Workers Compensation Retrocessional Stop Loss Agreement, dated September 30, 997, by and between both Chartwell Reinsurance Company and The Insurance Corporation of New York and Western General Insurance Ltd.

10.10 Aggregate Excess of Loss Reinsurance Teaty among Chartwell Reinsurance Company, The Insurance Corporation of New York, Dakota Specialty Insurance Company and London Life Casulaty Reinsurance Corporation, dated as of July 1, 1997.

12.1      Computation of ratio of earnings to fixed charges.

27.1      Financial Data Schedule

-------------------------
*Management contract, compensatory plan or arrangement