Form 10-Q
period 1998-06-30
CHARTWELL RE HOLDINGS CORP
filed 1998-08-14
CIK 1012011

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------
                                    FORM 10-Q
                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998 or

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 for the transition
         period from                to                  .

For the Quarter Ended June 30, 1998         Commission file number 0-28188
                                                   -------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock - $1.00 par value                                          100
------------------------------                                         -----
       Description of Class                                 Shares Outstanding
                                                          as of  August 12, 1998
                                    (All shares are privately held, and there is
                                     no public market for the Company's common shares)

                        Chartwell Re Holdings Corporation

                               Index To Form 10-Q

PART I  FINANCIAL INFORMATION
                                                                           Page
        Item -                                                             ----
        Condensed Consolidated Balance Sheets at
           June 30, 1998 and December  31, 1997.........................      1
        Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 1998 and 1997............      2
        Condensed Consolidated Statements of Cash Flows for the
           three and six months ended June 30, 1998 and 1997............      3
        Notes to Condensed Consolidated Financial Statements............      4

        Item 2 -
        Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................      6

PART II..OTHER INFORMATION
        Item 1 - Legal Proceedings......................................     13
        Item 5 - Other Information......................................     13
        Item 6 - Exhibits and Reports on Form 8-K ......................     13
        Signatures .....................................................     14

PART I.FINANCIAL INFORMATION
Item 1 - Financial Statements


                        CHARTWELL RE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                    June 30,      December 31,
                                                       1998             1997
                                                    -----------     ------------
ASSETS:                                             (Unaudited)
Investments:
  Fixed maturities:
    Held to maturity (market value 1998,
      $35,540; 1997, $37,421).......................$   34,495      $    36,630
    Available for sale (amortized cost 1998,
      $654,074; 1997, $645,108).....................   671,968          657,973
  Other investments.................................    42,628           38,043
Cash and cash equivalents...........................    26,325           29,534
                                                      ---------        ---------
          Total investments and cash................   775,416          762,180
Accrued investment income...........................    10,820           10,667
Premiums in process of collection...................   163,514          126,537
Reinsurance recoverable: on paid losses.............    23,206           34,502
                         on unpaid losses...........   256,005          202,593
Prepaid reinsurance.................................    44,350           29,929
Goodwill............................................    53,766           54,259
Deferred policy acquisition costs...................    24,251           26,100
Deferred income taxes...............................    25,137           29,847
Deposits............................................    19,729           19,040
Other assets........................................    71,437           69,406
                                                      ---------        ---------
                                                   $ 1,467,631      $ 1,365,060
                                                   ============      ===========

LIABILITIES:
Loss and loss adjustment expenses...................$  834,011      $   788,240
Unearned premiums...................................   117,035          111,149
Other reinsurance balances..........................    59,600           33,723
Accrued expenses and other liabilities..............    50,737           49,345
Long term debt......................................   108,178          104,126
                                                     ----------       ----------
           Total liabilities........................ 1,169,561        1,086,583
                                                     ----------       ----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST...................................     8,641            9,425
                                                     -----------      ----------
STOCKHOLDER'S EQUITY
Common stock, par value $1.00 per share; authorized
   1,000 shares; shares issued and outstanding 100..
  Additional paid-in capital........................   217,866          217,866
  Net unrealized appreciation of investments........    12,271            8,741
  Foreign currency translation adjustment...........       505              296
  Retained earnings.................................    58,787           42,149
                                                      ---------        ---------
          Total stockholder's equity................   289,429          269,052
                                                      ---------        ---------
                                                   $ 1,467,631      $ 1,365,060
                                                   ============     ============

            See notes to condensed consolidated financial statements.


                            CHARTWELL RE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except share amounts)
                                   (Unaudited)

                                       Three Month Periods         Six Month Periods
                                          Ended June 30,              Ended June 30,
                                    ---------------------------    ---------------------
                                       1998            1997          1998        1997
                                    -------------    ----------    ----------  ----------

UNDERWRITING OPERATIONS:
Premiums earned....................... $ 56,430      $ 73,890      $ 109,173   $ 135,675
Net investment income.................   11,996        10,793         23,640      20,624
Net realized capital gains (losses)...      (39)          (29)            60         (49)
                                       ----------    ----------    ----------  ----------
     Total revenues...................   68,387        84,654        132,873     156,250
                                       ----------    ----------    ----------  ----------
Loss and loss adjustment expenses.....   33,914        49,810         65,838      91,845
Policy acquisition costs..............   14,639        20,452         29,584      37,572
Other expenses........................    6,011         4,533         10,280       8,227
                                       ----------    ----------    ----------  ----------
     Total expenses...................   54,564        74,795        105,702     137,644
                                       ----------    ----------    ----------  ----------
Income before taxes -
     underwriting operations..........   13,823         9,859         27,171      18,606
                                       ----------    ----------    ----------  ----------

SERVICE OPERATIONS:
Service and other revenue.............    3,291         6,900          6,639      14,434
Equity in net earnings of investees...    1,323         1,030          2,071       2,176
Net investment income.................      129           396            337         644
                                       ----------    ----------    ----------  ----------
     Total revenues...................    4,743         8,326          9,047      17,254
                                       ----------    ----------    ----------  ----------
Other expenses........................    3,329         4,648          6,015       9,526
Amortization of goodwill..............      569           528          1,135       1,045
                                       ----------    ----------    ----------  ----------
     Total expenses...................    3,898         5,176          7,150      10,571
                                       ----------    ----------    ----------  ----------
Income before taxes -
     service operations...............      845         3,150          1,897        6,683
                                       ----------    ----------    ----------  -----------
CORPORATE:
Net investment income.................       32             -             52           94
General and administrative expenses...      636           394          1,178          784
Interest expense......................    2,403         2,365          4,882        4,519
Amortization expense..................      209            71            415          235
                                       ----------    ----------    ----------  -----------
Loss before taxes - corporate.........   (3,216)       (2,830)        (6,423)      (5,444)
                                       ----------    ----------    ----------  -----------
Consolidated income before taxes
   and minority interest..............   11,452        10,179         22,645       19,845
Income tax expense....................    3,573         3,078          6,891        5,877
                                       ----------    ----------    ----------  -----------
Net income before minority interest... $  7,879       $ 7,101      $  15,754     $ 13,968
Minority Interest.....................      526          (156)           884         (345)
                                       --------       -------      ---------    ---------
Net Income............................ $  8,405       $ 6,945      $  16,638     $ 13,623
                                       ==========    ==========    ==========  ===========



            See notes to condensed consolidated financial statements.





                        CHARTWELL RE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                         Six Month Periods
                                                           Ended June 30,
                                                      --------------------------
                                                           1998          1997
                                                      ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net premiums collected....................... $   75,548     $   74,732
        Net losses and loss adjustment expenses paid.    (73,479)       (74,922)
        Overhead expenses............................    (11,480)       (12,372)
        Service and other revenue, net of
           related expenses..........................     (2,790)         5,010
        Net income taxes paid........................     (2,554)        (2,092)
        Interest received on investments.............     22,495         21,028
        Interest paid................................     (4,006)        (4,765)
        Other, net...................................      4,025         (3,677)
                                                      ------------    ----------
          Net cash provided by operating activities..      7,759          2,942
                                                      ------------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of available for sale securities....    (74,521)       (76,930)
       Maturities of available for sale securities...      7,725          9,904
       Maturities of held to maturity securities           1,300              -
       Sales of available for sale securities........     51,289         43,165
                                                      ------------    ----------
           Net cash used in investing activities.....    (14,207)       (23,861)
                                                      ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt......................      5,045          1,619
     Repayment of long-term debt.....................     (1,383)             -
                                                      ------------    ----------
          Net cash provided by financing activities..      3,662          1,619
                                                      ------------    ----------
          Effect of exchange rate on cash............       (423)        (1,059)
                                                      ------------    ----------
Net decrease in cash and cash equivalents............     (3,209)       (20,359)
Cash and cash equivalents at beginning of period.....     29,534         50,343
                                                      -----------     ----------
Cash and cash equivalents at end of period........... $   26,325       $ 29,984
                                                      ===========     ==========
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
    Net income....................................... $   16,638        $13,623
    Adjustments to reconcile net income to net cash
      provided by operating activities:
          Equity in net earnings of investees........       (865)        (2,176)
          Net realized capital (gains) losses........        (60)            49
          Minority interest..........................       (884)           345
          Deferred policy acquisition costs..........      1,849         (4,119)
          Unpaid loss and loss adjustment expenses...     45,771         17,940
          Unearned premiums..........................      5,886         22,116
          Other reinsurance balances.................     11,455          2,769
          Reinsurance recoverable....................    (42,116)       (15,154)
          Net change in receivables and payables.....    (36,939)       (25,065)
          Other, net.................................      7,024         (7,386)
                                                      -----------     ---------
             Net cash provided by operating
                activities........................... $    7,759       $  2,942
                                                      ===========     =========

            See notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                            June 30, 1998 (Unaudited)

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

         The components of the Company's comprehensive income are net income, changes in foreign currency translation adjustments and changes in unrealized appreciation of investments. Total comprehensive income for the three month periods ended June 30, 1998 and 1997 was $10,955,000 and $14,684,000,
respectively. Total comprehensive income for the six month periods ended June 30, 1998 and 1997 was $20,377,000 and $11,982,000, respectively.

NOTE 3 - CONTINGENCIES

         American Eagle--In 1996 and early 1997, the Company entered into certain assumption of liability endorsements ("ALEs") pursuant to an agreement with American Eagle Insurance Company ("American Eagle"), which provided for the assumption of certain policy liabilities by the Company in the event of an insolvency of American Eagle. As part of such arrangements, the Company obtained from American Eagle a trust fund to collateralize any potential obligations arising out of the issuance of the ALEs by the Company. On December 3, 1997, American Eagle was placed in receivership by the Texas Department of Insurance.

          On June 16, 1998, the California Insurance Guarantee Association filed suit in the Superior Court of California, County of Los Angeles, against the Company, seeking, among other things, a declaratory judgment that the ALEs covered claims arising prior to the date upon which the ALEs were issued. The Company believes, and has been so advised by counsel handling the case, that it has a number of valid defenses to the litigation pending against it. Such case is, and will continue to be, vigorously defended. However, it is not possible to predict the outcome of such case. Litigation is subject to many uncertainties, and it is possible that such case could be decided or settled unfavorably. In such event, it is possible that the Company's results of operations or financial position could be materially adversely affected.

Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations

         Chartwell Re Holdings Corporation is an insurance holding company with global underwriting and service operations, conducting its business in the
United States and in the Lloyd's market through its principal operating subsidiaries, Chartwell Reinsurance Company ("Chartwell Reinsurance"), The Insurance Corporation of New York ("INSCORP") and Archer Group Holdings plc ("Archer"). Chartwell Re Holdings Corporation and its subsidiaries are collectively referred to as the Company. The Company was formed in 1995 to act as an intermediate level holding company for its parent, Chartwell Re Corporation, a company whose common stock is traded on the New York Stock Exchange.

Results of Operations - Six Months Ended June 30, 1998 Compared With Six Months Ended June 30, 1997:

         Revenues: Total revenues for the six months ended June 30, 1998 decreased 18.2% to $142.0 million, compared to $173.6 million forthe comparable period in 1997.
         The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:
                                                 Six Month Periods
                                                  Ended June 30,
                                     ------------------------------------------
                                            1998                  1997
                                     ------------------------------------------
                                                    (in thousands)

Gross premiums written                          $168,665              $193,615
                                             ==============      ===============
Net premiums written                            $101,528              $146,262
                                             ==============      ===============
Premiums earned                                 $109,173              $135,675
Net investment income                             24,029                21,362
Net realized capital gains (losses)                   60                  (49)
Service and other revenue                          6,639                14,434
Equity in net earnings of investees                2,071                 2,176
                                             --------------      ---------------
Total Revenues                                  $141,972              $173,598
                                             ==============      ===============


Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the first six months of 1998 were $168.7 million, a decrease of 12.9% compared to the same period in 1997. The distribution of the Company's gross premiums written among its business segments was as follows:

                                              Six Month Periods
                                                Ended June 30,         % Change
                                          --------------------------------------
                                               1998         1997
                                          -------------   ----------
Gross Premiums Written from
    Reinsurance Operations                   $84,629      $136,106       -37.8%
Gross Premiums Written from
   Specialty Insurance Operations             84,036        57,509        46.1%
                                          -------------   ----------
                        Total                $168,665     $193,615       -12.9%
                                          =============   ==========

         The decrease in gross premiums written from reinsurance operations is primarily attributable to the non-renewal of several large treaties written in 1997. Certain of the treaties were non-renewed at the Company's option because the price fell below levels at which the Company was willing to write business, and others were not renewed because the ceding companies were directly affected by consolidation activity in the industry. Pro forma for the elimination of these contracts, gross premiums written from reinsurance operations for the six months ended June 30, 1998 were $77.4 million, a decrease of 17.9% from $94.3 million for the same period in 1997.

         Net premiums written for the six months ended June 30, 1998 decreased 30.6% to $101.5 million compared to $146.3 million for the same period in 1997. The decrease in both gross and net premiums written is principally attributable to the opportunistic underwriting of certain reinsurance accounts in 1997, which did not renew for 1998, as well as the Company's response to the persistence of intense price competition in the reinsurance industry. This is offset in part by the continued growth of the Controlled Source Insurance business, which increased 24.2% and 49.8% in gross and net premiums written, respectively, from the same period in 1997 as well as the addition of premiums from the Company's two dedicated corporate capital vehicles which participate on syndicates managed by Archer (the "Dedicated Vehicles") amounting to $22.8 million and $20.4 million on a gross and net basis, respectively, for the first half of 1998 compared to $8.2 million and $8.1 million for the first half of 1997. Net premiums earned for the six months ended June 30, 1998 were $109.2 million, a decrease of 19.5% compared to $135.7 million for the same period in 1997.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $65.8 million for the six months ended June 30, 1998, a 28.3% decrease compared to $91.8 million for the comparable period in 1997. The decrease is principally attributable to the decrease in net premiums earned noted above and the decrease in the loss ratio noted below. Net losses and LAE expressed as a percentage of net premiums earned (the loss and LAE ratio) improved to 60.3% for the six months ended June 30, 1998 from 67.7% recorded for the same period in 1997. The improvement of 7.4 percentage points in the loss and LAE ratio for the six months ended June 30, 1998 was a result of a change in the mix of business as well as the benefits of new reinsurance programs, including aggregate excess of loss reinsurance treaties, and the enhancement of existing reinsurance programs.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $29.6 million for the six months ended June 30, 1998 compared to $37.6 million for the same period in 1997. Policy acquisition costs expressed as a percentage of net premiums earned (the acquisition expense ratio) decreased modestly to 27.1% from 27.7% in the first half of 1997.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $10.3 million for the six months ended June 30, 1998 compared to $8.2 million for the same period in 1997. Other expenses expressed as a percentage of net premiums earned increased to 9.4% for the six months ended June 30, 1998 compared to 6.1% for the same period in 1997 resulting primarily from the reduced level of premium volume.

         Net Underwriting Results. For the six months ended June 30, 1998 the Company's net underwriting result (net premiums earned minus losses, LAE and underwriting expenses) increased to a net gain of $3.5 million compared to a net underwriting loss of $2.0 million for the same period in 1997. The combined ratio for the six months ended June 30, 1998 computed in accordance with generally accepted accounting principles improved to 96.8% compared to 101.5% for the same period in 1997. Although the loss ratio component improved to 60.3% for the six months ended June 30, 1998 from 67.7% recorded for the same period in 1997, the expense ratio increased to 36.5% for the six months ended June 30, 1998 from the 33.8% recorded for the same period in 1997, for the reasons noted above.

Service Operations
         Revenue from service operations decreased to $9.0 million for the six months ended June 30, 1998 compared to $17.3 million for the same period in 1997, principally reflecting a reduction in profit commissions at Archer as a result of competitive market conditions at Lloyd's.

Corporate
         Interest and Amortization. Interest and amortization expenses were $5.3 million for the six months ended June 30, 1998 compared to $4.8 million for the same period in 1997. The increase was due principally to bank fees paid for letters of credit used to support the Company's underwriting participation on syndicates managed by Archer and an increase in variable interest rates on debt denominated in pounds sterling.

Consolidated
         Net Investment Income and Net Realized Capital Gains. Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains, for the six months ended June 30, 1998 was $17.0 million, compared to $15.2 million for the same period in 1997. The carrying value of the Company's invested assets and cash increased to $775.4 million at June 30, 1998 from $762.2 million at December 31, 1997 primarily due to the Company's draw-down on its revolving credit facility and changes in the market value of investments. The average annual tax equivalent yield on invested assets after investment expenses decreased to 6.31% for the first half of 1998 compared to 6.53% for the same period in 1997 reflecting the lower interest rate environment. The Company's pro rata share of investment income from the Dedicated Vehicles is excluded from this calculation because the related invested assets are not included in the Company's consolidated balance sheet.

         The Company realized net capital gains of $60,000 for the six months ended June 30, 1998 compared to net capital losses of $49,000 for the six months ended June 30, 1997.

         Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increased to $22.6 million for the six months ended June 30, 1998 compared to $19.8 million for the same period in 1997. The increase resulted primarily from the improvement in net underwriting results discussed above, offset, in part, by the reduction in income from service operations.

         Income Tax Expense. The provision for Federal income taxes for the six months ended June 30, 1998 increased to $6.9 million compared with $5.9 million for the same period in 1997. The effective tax rate was 30.4% and 29.6% for the six months ended June 30, 1998 and 1997, respectively. For both periods, the effective rate is below the statutory rate of 35% due to the benefit of investments in tax-advantaged securities.

         Net Income. The Company realized a net profit of $16.6 million for the six months ended June 30, 1998 compared with a net profit of $13.6 million for the comparable 1997 period because of the factors discussed above.

Results of Operations - Three Months Ended June 30, 1998 Compared With Three Months Ended June 30, 1997:

         Revenues: Total revenues for the three months ended June 30, 1998 decreased 21.3% to $73.2 million, compared to $93.0 million for the comparable period in 1997.

         The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:
                                                Three Month Periods
                                                  Ended June 30,
                                          --------------------------------------
                                               1998                  1997
                                          ---------------         --------------
                                                      (in thousands)
Gross premiums written                           $86,806               $96,939
                                          ===============         ==============
Net premiums written                             $59,966               $76,350
                                          ===============         ==============
Premiums earned                                  $56,430               $73,890
Net investment income                             12,157                11,189
Net realized capital gains (losses)                 (39)                  (29)
Service and other revenue                          3,291                 6,900
Equity in net earnings of investees                1,323                 1,030
                                          ---------------         --------------
Total Revenues                                   $73,162               $92,980
                                          ===============         ==============

Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the second quarter of 1998 were $86.8 million, a decrease of 10.5% compared to the same period in 1997. The distribution of the Company's gross premiums written among its business segments was as follows:
                                               Three Month Periods
                                                 Ended June 30,        % Change
                                             ----------------------  -----------
                                               1998          1997
                                             ---------    ----------
Gross Premiums Written from
   Reinsurance Operations                     $40,191      $62,072        -35.3%
Gross Premiums Written from
   Specialty Insurance Operations              46,615       34,867         33.7%
                                              --------    -----------
                                 Total        $86,806      $96,939        -10.5%
                                             =========    ===========

         The decrease in gross premiums written from reinsurance operations is primarily attributable to the non-renewal of several large treaties written in 1997. Certain of the treaties were non-renewed at the Company's option because the price fell below levels at which the Company was willing to write business, and others were not renewed because the ceding companies were directly affected by consolidation activity in the industry. Pro forma for the elimination of these contracts, gross premiums written from reinsurance operations for the three months ended June 30, 1998 were $38.9 million, a decrease of 26.2% from $52.7 million for the same period in 1997.

         Net premiums written for the three months ended June 30, 1998 decreased 21.5% to $60.0 million compared to $76.4 million for the same period in 1997. The decrease in both gross and net premiums written is principally attributable to the opportunistic underwriting of certain reinsurance accounts in 1997, which did not renew for 1998, as well as the Company's response to the persistence of intense price competition in the reinsurance industry. This is offset in part by the continued growth of the Controlled Source Insurance business, which increased 10.3% and 18.9% in gross and net premiums written, respectively, for the second quarter of 1998 as well as the addition of premiums from the Dedicated Vehicles which amounted to $17.2 million and $15.4 million on a gross and net basis, respectively, for the second quarter of 1998 compared to $8.2 million and $8.1 million, respectively, for the second quarter of 1997. Net premiums earned for the three months ended June 30, 1998 were $56.4 million, a decrease of 23.6% compared to $73.9 million for the same period in 1997.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $33.9 million for the three months ended June 30, 1998, a 31.9% decrease compared to $49.8 million for the comparable period in 1997. The decrease is principally attributable to the decrease in net premiums earned noted above and the decrease in the loss ratio noted below. Net losses and LAE expressed as a percentage of net premiums earned (the loss and LAE ratio) improved to 60.1% for the three months ended June 30, 1998 from 67.4% recorded for the same period in 1997. The improvement of 7.3 percentage points in the loss and LAE ratio for the three months ended June 30, 1998 was a result of a change in the mix of business as well as the benefits of new reinsurance programs, including aggregate excess of loss reinsurance treaties, and the enhancement of existing reinsurance programs.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $14.6 million for the three months ended June 30, 1998 compared to $20.5 million for the same period in 1997. Policy acquisition costs expressed as a percentage of net premiums earned (the acquisition expense ratio) decreased to 25.9% from 27.7% in the second quarter of 1997.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $6.0 million for the three months ended June 30, 1998 compared to $4.5 million for the same period in 1997. Other expenses expressed as a percentage of net premiums earned increased to 10.7% for the three months ended June 30, 1998 compared to 6.1% for the same period in 1997 resulting primarily from the reduced level of premium volume.

         Net Underwriting Results. For the three months ended June 30, 1998 the Company's net underwriting result (net premiums earned minus losses, LAE and underwriting expenses) increased to a net gain of $1.9 million compared to a net underwriting loss of $0.9 million for the same period in 1997. The combined ratio for the three months ended June 30, 1998 computed in accordance with generally accepted accounting principles improved to 96.7% compared to 101.2% for the same period in 1997. Although the loss ratio component improved to 60.1% for the three months ended June 30, 1998 from 67.4% recorded for the same period in 1997, the expense ratio increased to 36.6% for the three months ended June 30, 1998 from the 33.8% recorded for the same period in 1997, for the reasons noted above.

Service Operations
         Revenue from service operations decreased to $4.7 million for the three months ended June 30, 1998 compared to $8.3 million for the same period in 1997, principally reflecting a reduction in profit commissions at Archer as a result of competitive market conditions at Lloyd's.

Corporate
         Interest and Amortization. Interest and amortization expenses were $2.6 million for the three months ended June 30, 1998 compared to $2.4 million for the same period in 1997. The increase was due principally to bank fees paid for letters of credit used to support the Company's underwriting participation on syndicates managed by Archer and an increase in variable interest rates on debt denominated in pounds sterling.

Consolidated
         Net Investment Income and Net Realized Capital Gains. Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains, for the three months ended June 30, 1998 was $8.6 million, compared to $7.9 million for the same period in 1997. The average annual tax equivalent yield on invested assets after investment expenses decreased to 6.13% for the second quarter of 1998 compared to 6.87% for the same period in 1997. The Company's pro rata share of investment income from the Dedicated Vehicles is excluded from this calculation because the related invested assets are not included in the Company's consolidated balance sheet.

         The Company realized net capital losses of $39,000 for the quarter ended June 30, 1998 compared to net capital losses of $29,000 for the three months ended June 30, 1997.

         Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increased to $11.5 million for the three months ended June 30, 1998 compared to $10.2 million for the same period in 1997. The increase resulted primarily from the improvement in net underwriting results discussed above, offset, in part, by the reduction in income from service operations.

         Income Tax Expense. The provision for Federal income taxes for the three months ended June 30, 1998 increased to $3.6 million compared with $3.1 million for the same period in 1997. The effective tax rate was 31.2% and 30.2% for the three months ended June 30, 1998 and 1997, respectively. For both periods, the effective rate is below the statutory rate of 35% due to the benefit of investments in tax-advantaged securities.

         Net Income. The Company realized a net profit of $8.4 million for the three months ended June 30, 1998 compared with a net profit of $6.9 million for the comparable 1997 period because of the factors discussed above.

Liquidity and Capital Resources
         As a holding company, the Company's assets consist primarily of the stock of its direct and indirect subsidiaries. The Company's cash flow, therefore, depends largely on dividends and other statutorily permissible payments from its operating subsidiaries whose principal sources of funds consist of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses.
         Cash flow from operations for the first six months of 1998 was $7,759,000 compared to $2,942,000 for the six months ended June 30, 1997.
         Sales of available for sale investments were $51.3 million and $43.2 million for the six months ended June 30, 1998 and 1997, respectively. There was no unusual trading activity in either period.
         The Company's investment portfolio consists primarily of investment-grade fixed maturity debt securities. At June 30, 1998, approximately 92.2% of the bond portfolio was rated A or better ("A-1" for commercial paper) by Moody's. While uncertainties exist regarding interest rates and inflation, the Company attempts to minimize such risks and exposures by balancing the duration of assets in its investment portfolio with the duration of insurance and reinsurance liabilities. The current market value of the Company's fixed maturity investments is not necessarily indicative of their future valuation. The Company does not have any investments in real estate or high-yield bonds and does not have any non-income producing fixed income investments. The Company's fixed income securities portfolio at June 30, 1998 was comprised primarily of U.S. Treasury and government agency, mortgage pass-through securities and corporate and municipal bonds.
         Stockholder's equity increased approximately 7.6% to $289.4 million at June 30, 1998 from $269.1 million at December 31, 1997.
         The Company's outstanding debt as of June 30, 1998 includes $48.8 million in principal amount of 10 1/4% Senior Notes Due 2004 and approximately $5.6 million (denominated in pounds sterling) of Loan Notes due June 2002 and $45.8 million under credit facilities with by First Union National Bank N. A., as agent (the "First Union Credit Facility"). The Loan Notes bear interest at a rate per annum equal to one percent below the Sterling London Interbank Offered Rate. The First Union Credit Facility provides term loans of approximately $50 million (a portion of which is denominated in pounds sterling) and a $60.0 million revolving credit facility. The Company's ratio of long-term debt to total capitalization at June 30, 1998 was 27.2% compared to 27.9% at December 31, 1997.
         The agreements governing the foregoing debt obligations significantly restrict the ability of the Company's operating subsidiaries to make dividend and other payments to the Company.
         Dividend payments by the Company's operating subsidiaries are subject to limits under the laws of the States of Minnesota and New York, respectively. Up to $26.3 million is available under the laws of the State of Minnesota for the payment of dividends by Chartwell Reinsurance without regulatory approval in 1998. No dividends have been declared or paid by Chartwell Reinsurance in 1998. Under New York law, the maximum dividend payable by INSCORP to Chartwell Reinsurance in 1998 without regulatory approval is $11.4 million. Moreover, notwithstanding the receipt of any dividend from INSCORP, Chartwell Reinsurance may make dividend payments only to the extent permitted under Minnesota law.

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

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings.

     Reference is made to Note 3, "Contingencies," of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

         Item 5 - Other Information

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












Dated: August 12, 1998