Form 10-Q
period 1998-09-30
CHARTWELL RE HOLDINGS CORP
filed 1998-11-13
CIK 1012011

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998 or

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 for the transition
         period from                to                  .

For the Quarter Ended September 30, 1998         Commission file number 0-28188
                      ------------------                                -------
                                  -------------


                        Chartwell Re Holdings Corporation

             (Exact name of registrant as specified in its charter)
                                  -------------
         Delaware                                            06-1438493
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              Four Stamford Plaza,
                                P. O. Box 120043
                        Stamford, Connecticut 06912-0043
     (Address of principal executive offices) (zip code)
                                  -------------
Registrant's telephone number, including area code (203) 705-2500
                                                   --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Common Stock - $1.00 par value                               100
------------------------------                  --------------------------------
Description of Class                            Shares  Outstanding as of
                                                November 6, 1998
                                                (All shares are privately held,
                                                and there is no public market
                                                for the Company's common shares)

                        Chartwell Re Holdings Corporation

                               Index To Form 10-Q

PART I  FINANCIAL INFORMATION
        Item 1-                                                            Page
                                                                           ----
        Condensed Consolidated Balance Sheets at September 30, 1998
           and December  31, 1997......................................       1
        Condensed Consolidated Statements of Operations for the three
           and nine months ended September 30, 1998 and 1997...........       2
        Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1998 and 1997..............       3
        Notes to Condensed Consolidated Financial Statements...........       4

        Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................       6

PART II OTHER INFORMATION
        Item 1 - Legal Proceedings.....................................      15

        Item 6 - Exhibits and Reports on Form 8-K .....................      15

        Signatures ....................................................      16

PART I.  FINANCIAL INFORMATION
Item 1 - Financial Statements

                        CHARTWELL RE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                            September 30,           December 31,
                                               1998                   1997
                                            --------------        --------------
ASSETS:                                       (Unaudited)
Investments:
   Fixed maturities:
    Held to maturity (market value 1998,
      $33,905; 1997, $37,421)...............$     32,387                 36,630
    Available for sale (amortized cost 1998,
      $654,463; 1997, $645,108).............     682,770                657,973
    Other investments.......................      31,125                 38,043
Cash and cash equivalents  .................      36,241                 29,534
                                            --------------        --------------
         Total investments and cash ........     782,523                762,180
Accrued investment income...................       9,923                 10,667
Premiums in process of collection  .........     177,111                126,537
Reinsurance recoverable: on paid losses.....      20,805                 34,502
                         on unpaid losses...     270,618                202,593
Prepaid reinsurance.........................      49,221                 29,929
Goodwill....................................      54,342                 54,259
Deferred policy acquisition costs...........      23,664                 26,100
Deferred income taxes.......................      22,357                 29,847
Deposits ...................................      19,951                 19,040
Other assets................................      74,817                 69,406
                                            --------------        --------------
                                           $   1,505,332          $   1,365,060
                                           ===============        ==============
LIABILITIES:
Loss and loss adjustment expenses..........$     853,631                788,240
Unearned premiums..........................      118,203                111,149
Other reinsurance balances.................       53,316                 33,723
Accrued expenses and other liabilities.....       59,546                 49,345
Long term debt.............................      109,252                104,126
                                           ---------------        --------------
        Total liabilities..................    1,193,948              1,086,583
                                           ---------------        --------------

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST..........................        8,679                  9,425
                                           ---------------        --------------
STOCKHOLDER'S EQUITY
Common stock, par value $1.00 per share;
   authorized 1,000 shares; shares issued
   and outstanding 100......................
Additional paid-in capital..................     217,866                217,866
Net unrealized appreciation of investments..      16,892                  8,741
Foreign currency translation adjustment.....         777                    296
Retained earnings...........................      67,170                 42,149
                                           ---------------        --------------
         Total stockholder's equity.........     302,705                269,052
                                           ---------------        --------------
                                           $   1,505,332          $   1,365,060
                                           ===============        ==============

            See notes to condensed consolidated financial statements


                            CHARTWELL RE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except share amounts)
                                   (Unaudited)

                                       Three Month Periods         Nine Month Periods
                                       Ended September 30,         Ended September 30,
                                     --------------------------    ---------------------
                                       1998            1997          1998        1997
                                     -----------    ----------    ----------  ----------

UNDERWRITING OPERATIONS:
Premiums earned....................... $ 59,333      $ 59,002      $ 168,506   $ 194,677
Net investment income.................   11,808        10,665         35,448      31,289
Net realized capital gains (losses)...     (169)          112           (109)         63
                                     -------------   ----------    ----------- -----------
    Total revenues....................   70,972        69,779        203,845     226,029
                                     -------------   ----------    ----------- -----------
Loss and loss adjustment expenses.....   36,108        36,454        101,946     128,299
Policy acquisition costs..............   15,940        19,088         45,524      56,660
Other expenses........................    5,239         4,525         15,519      12,752
                                     -------------   ----------   ------------ -----------
    Total expenses....................   57,287        60,067        162,989     197,711
                                     -------------   ----------   ------------ -----------
Income before taxes -
underwriting operations...............   13,685         9,712         40,856      28,318
                                     -------------   ----------   ------------ -----------

SERVICE OPERATIONS:
Service and other revenue.............   4,259          7,076         10,898      21,510
Equity in net earnings of investees...     403          1,097          2,474       3,273
Net investment income.................     345            236            682         880
                                     -------------   ----------   ------------ -----------
    Total revenues....................   5,007          8,409         14,054      25,663
                                     -------------   ----------   ------------ -----------
Other expenses........................   3,147          4,184          9,162      13,710
Amortization of goodwill..............     587            476          1,722       1,521
                                     -------------   ----------   ------------ -----------
    Total expenses....................   3,734          4,660         10,884      15,231
                                     -------------   ----------   ------------ -----------
Income before taxes -
service operations....................   1,273          3,749          3,170      10,432
                                     -------------   ----------   ------------ -----------

CORPORATE:
Net investment income.................      24              9             76         103
Net realized capital gains............     368              -            368           -
General and administrative expenses...     577            449          1,755       1,233
Interest expense......................   2,635          2,391          7,517       6,910
Amortization expense..................     221            135            636         370
                                     -------------   ----------   ------------ -----------
Loss before taxes - corporate.........  (3,041)        (2,966)        (9,464)     (8,410)
                                     -------------   ----------   ------------ -----------
Consolidated income before taxes and
    minority interest.................  11,917         10,495         34,562      30,340
Income tax expense....................   3,725          3,097         10,616       8,974
                                     -------------   ----------   ------------ -----------
Net income before minority interest...   8,192          7,398         23,946      21,366
Minority interest.....................     191           (173)         1,075        (518)
                                     -------------   ----------   ------------ -----------
Net income...........................$   8,383       $  7,225      $  25,021    $ 20,848
                                     =============   ==========   ============ ===========

            See notes to condensed consolidated financial statements.

                                       2




                        CHARTWELL RE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)
                                                         Nine Month Periods
                                                         Ended September 30,
                                                 -------------------------------
                                                        1998            1997
                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net premiums collected...........................$    99,919       $    129,852
Net losses and loss adjustment expenses paid......  (104,580)          (117,330)
Overhead expenses.................................   (18,018)           (17,083)
Service and other revenue, net of related
  expenses........................................      (245)            (4,111)
Net income taxes paid.............................    (5,772)            (2,093)
Interest received on investments..................    35,666             32,656
Interest paid.....................................    (8,336)            (8,267)
Other, net........................................    (2,727)            (5,898)
                                                 -------------     -------------
    Net cash provided by (used in)
    operating activities.........................     (4,093)             7,726
                                                 -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities........  (141,607)          (123,692)
Net cash acquired from investment in
   Oak Dedicated Two Limited......................     6,901                  -
Maturities of available for sale securities.......     8,075                  -
Maturities of held to maturity securities.........     2,430             18,860
Sales of available for sale securities............   130,598             81,547
                                                 -------------     -------------
    Net cash provided by (used in)
    investing activities..........................     6,397            (23,285)
                                                 -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt........................     5,624                812
Repayment of long-term debt.......................      (241)                 -
                                                 -------------     -------------
    Net cash provided by financing activities.....     5,383                812
                                                 -------------     -------------
    Effect of exchange rate on cash...............      (980)            (1,276)
                                                 -------------     -------------
Net increase (decrease) in cash and
   cash equivalents...............................     6,707            (16,023)
Cash and cash equivalents at beginning of period..    29,534             50,343
                                                 -------------     -------------
Cash and cash equivalents at end of period.......$    36,241       $     34,320
                                                 =============     =============
RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income.......................................$    25,021       $     20,848
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Equity in net earnings of investees..........       (759)            (3,273)
    Net realized capital gains ..................       (259)               (63)
    Minority interest............................     (1,075)               518
    Deferred policy acquisition costs............      2,436             (9,786)
    Unpaid loss and loss adjustment expenses.....     65,391             18,045
    Unearned premiums............................      7,054             39,277
    Other reinsurance balances...................        301              3,198
    Reinsurance recoverable......................    (54,328)            (5,030)
    Net change in receivables and payables.......    (44,250)           (45,335)
    Other, net...................................     (3,625)           (10,673)
                                                 -------------     -------------
       Net cash provided by (used in)
       operating activities......................$    (4,093)      $      7,726
                                                 =============     =============

            See notes to condensed consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

         The components of the Company's comprehensive income are net income, changes in foreign currency translation adjustments and changes in unrealized appreciation of investments. Total comprehensive income for the three month periods ended September 30, 1998 and 1997 was $13,276 and $12,690, respectively. Total comprehensive income for the nine month periods ended September 30, 1998 and 1997 was $33,653 and $24,672, respectively.

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

         On June 16, 1998, the California Insurance Guarantee Association ("CIGA") filed suit in the Superior Court of California, County of Los Angeles, against the Company's wholly-owned subsidiary, The Insurance Corporation of New York ("INSCORP"), seeking, among other things, a declaratory judgment that the ALEs covered claims arising prior to the date upon which the ALEs were issued. On September 1, 1998, the Superior Court of California granted INSCORP's motion to strike those portions of CIGA's complaint which sought a general declaratory judgment that all claims under American Eagle policies with ALEs attached are the obligation of INSCORP rather than CIGA. CIGA's claim is now solely related to the specific American Eagle policy and accompanying ALE initially giving rise to the dispute.

         The Company believes, and has been so advised by counsel handling the case, that it has a number of valid defenses to the litigation pending against it. Such case is, and will continue to be, vigorously defended. However, it is not possible to predict the outcome of such case. Litigation is subject to many uncertainties, and it is possible that such case could be decided or settled unfavorably. The Company does not believe that an unfavorable decision or settlement of such case would materially adversely affect the Company's results of operations or financial position.

Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Chartwell Re Holdings Corporation
         Chartwell Re Holdings Corporation is an insurance holding company with global underwriting and service operations, conducting its business in the
United States and in the Lloyd's market through its principal operating subsidiaries, Chartwell Reinsurance Company ("Chartwell Reinsurance"), The Insurance Corporation of New York ("INSCORP") and Chartwell Managing Agents Limited ("CMA"). Chartwell Re Holdings Corporation and its subsidiaries are collectively referred to as the Company. The Company was formed in 1995 to act as an intermediate level holding company for its parent, Chartwell Re Corporation, a company whose common stock is traded on the New York Stock Exchange.

Results of Operations - Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997:

         Revenues: Total revenues for the nine months ended September 30, 1998 decreased 13.3% to $218.3 million, compared to $251.8 million for the comparable period in 1997.

           The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:
                                                Nine Month Periods
                                                Ended September 30,
                                       -----------------------------------------
                                              1998                    1997
                                       -----------------        ----------------
                                                      (in thousands)

Gross premiums written                $          256,535    $          298,040
                                      ==================    ====================
Net premiums written                  $          157,640    $          220,760
                                      ==================    ====================
Premiums earned                       $          168,506    $          194,677
Net investment income                             36,206                32,272
Net realized capital gains                           259                    63
Service and other revenue                         10,898                21,510
Equity in net earnings of investees                2,474                 3,273
                                      -------------------   --------------------
Total Revenues                        $          218,343    $          251,795
                                      ===================   ====================


Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the nine months ended September 30, 1998 were $256.5 million, a decrease of 13.9% compared to the same period in 1997. The distribution of the Company's gross premiums written among its business segments was as follows:

                                             Nine Month Periods
                                             Ended September 30,       % Change
                                          --------------------------  ----------
                                               1998         1997
                                          -------------   ----------
Gross Premiums Written from
    Reinsurance Operations                 $  128,681      $202,604      -36.5%
Gross Premiums Written from
   Specialty Insurance Operations             127,854        95,436       34.0%
                                          -------------   ----------
                        Total                $256,535     $298,040       -13.9%
                                          =============   ==========


         Net premiums written for the nine months ended September 30, 1998 decreased 28.6% to $157.6 million compared to $220.8 million for the same period in 1997. The decrease in gross and net premiums written from reinsurance operations is primarily attributable to the non-renewal of several large treaties written in 1997. Certain of the treaties were non-renewed at the Company's option because the price fell below levels at which the Company was willing to write business, and others were not renewed because the ceding companies were directly affected by consolidation activity in the industry. Pro forma for the elimination of these contracts, gross premiums written from reinsurance operations for the nine months ended September 30, 1998 were $116.0 million, a decrease of 19.4% from $143.9 million for the same period in 1997.

         The decrease in gross and net premiums written from reinsurance operations is offset in part by the continued growth of the Controlled Source Insurance business, which increased 7.9% in gross premiums written during the nine months ended September 30, 1998 from the same period in 1997, as well as the addition of premiums from the Company's two dedicated corporate capital vehicles which participate on syndicates managed by CMA (the "Dedicated Vehicles") amounting to $40.5 million and $36.3 million on a gross and net basis, respectively, for the nine months ended September 30, 1998 compared to $14.5 million and $14.4 million for the nine months ended September 30, 1997. Net premiums earned for the nine months ended September 30, 1998 were $168.5 million, a decrease of 13.4% compared to $194.7 million for the same period in 1997.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $101.9 million for the nine months ended September 30, 1998, a 20.5% decrease compared to $128.3 million for the comparable period in 1997. The decrease is principally attributable to the decrease in net premiums earned noted above and the decrease in the loss ratio noted below. Net losses and LAE expressed as a percentage of net premiums earned (the loss and LAE ratio) improved to 60.5% for the nine months ended September 30, 1998 from 65.9% recorded for the same period in 1997. The improvement of 5.4 percentage points in the loss and LAE ratio for the nine months ended September 30, 1998 was a result of a change in the mix of business as well as the benefits of new reinsurance programs, including aggregate excess of loss reinsurance treaties, and the enhancement of existing reinsurance programs.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $45.5 million for the nine months ended September 30, 1998 compared to $56.7 million for the same period in 1997. Policy acquisition costs expressed as a percentage of net premiums earned (the acquisition expense ratio) decreased to 27.0% from 29.1% for the same period in 1997.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $15.5 million for the nine months ended September 30, 1998 compared to $12.8 million for the same period in 1997. Other expenses expressed as a percentage of net premiums earned increased to 9.2% for the nine months ended September 30, 1998 compared to 6.6% for the same period in 1997 resulting primarily from the reduced level of premium volume and the expenses related to participation by the Dedicated Vehicles on syndicates managed by CMA.

         Net Underwriting Results. For the nine months ended September 30, 1998 the Company's net underwriting result (net premiums earned minus losses, LAE and underwriting expenses) increased to a net gain of $5.5 million compared to a net underwriting loss of $3.0 million for the same period in 1997. The combined ratio for the nine months ended September 30, 1998 computed in accordance with generally accepted accounting principles improved to 96.7% compared to 101.6% for the same period in 1997. Although the loss ratio component improved to 60.5% for the nine months ended September 30, 1998 from 65.9% recorded for the same period in 1997, the expense ratio increased slightly to 36.2% for the nine months ended September 30, 1998 from the 35.7% recorded for the same period in 1997, for the reasons noted above.

Service Operations
         Revenue from service operations decreased to $14.1 million for the nine months ended September 30, 1998 compared to $25.7 million for the same period in 1997, principally reflecting a reduction in profit commissions at CMA as a result of competitive market conditions at Lloyd's.

Corporate
         Interest and amortization expenses were $8.2 million for the nine months ended September 30, 1998 compared to $7.3 million for the same period in 1997. The increase was due principally to bank fees paid for letters of credit used to support the Company's underwriting participation on syndicates managed by CMA and an increase in variable interest rates on debt denominated in pounds sterling.

Consolidated
         Net Investment Income and Net Realized Capital Gains. Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains, for the nine months ended September 30, 1998 was $25.7 million, compared to $22.9 million for the same period in 1997. The carrying value of the Company's invested assets and cash increased to $782.5 million at September 30, 1998 from $762.2 million at December 31, 1997 primarily due to the Company's draw-down on its revolving credit facility, changes in the market value of investments, and net cash acquired from the investment in Oak Dedicated Two Limited. The average annual tax equivalent yield on invested assets after investment expenses decreased to 6.30% for nine months ended September 30, 1998 compared to 6.49% for the same period in 1997 reflecting the lower interest rate environment. The Company's pro rata share of investment income from the Dedicated Vehicles is excluded from this calculation because the related invested assets are not included in the Company's consolidated balance sheet.

         The Company realized net capital gains of $259,000 for the nine months ended September 30, 1998 compared to net capital gains of $63,000 for the nine months ended September 30, 1997.

         Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increased to $34.6 million for the nine months ended September 30, 1998 compared to $30.3 million for the same period in 1997. The increase resulted primarily from the improvement in net underwriting results discussed above, offset, in part, by the reduction in income from service operations.

         Income Tax Expense. The provision for Federal income taxes for the nine months ended September 30, 1998 increased to $10.6 million compared with $9.0 million for the same period in 1997. The effective tax rate was 30.7% and 29.6% for the nine months ended September 30, 1998 and 1997, respectively. For both periods, the effective rate is below the statutory rate of 35% due to the benefit of investments in tax-advantaged securities.

         Net Income. The Company realized a net profit of $25.0 million for the nine months ended September 30, 1998 compared with a net profit of $20.8 million for the comparable 1997 period because of the factors discussed above.

Results of Operations - Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997:

         Revenues: Total revenues for the three months ended September 30, 1998 decreased 2.3% to $76.4 million, compared to $78.2 million for the comparable period in 1997.

         The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:
                                                  Three Month Periods
                                                  Ended September 30,
                                          --------------------------------------
                                               1998                  1997
                                          ----------------       ---------------
                                                    (in thousands)
Gross premiums written                       $   87,870           $   104,425
                                          ================        ==============
Net premiums written                         $   56,112           $    74,498
                                          ================        ==============
Premiums earned                              $   59,333           $    59,002
Net investment income                            12,177                10,910
Net realized capital gains                          199                   112
Service and other revenue                         4,259                 7,076
Equity in net earnings of investees                 403                 1,097
                                          -------------------     --------------
Total Revenues                               $   76,371           $    78,197
                                          ===================     ==============


Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the third quarter of 1998 were $87.9 million, a decrease of 15.9% compared to the same period in 1997. The distribution of the Company's gross premiums written among its business segments was as follows:


                                            Three Month Periods
                                             Ended September 30,       % Change
                                          --------------------------  ----------
                                               1998         1997
                                          -------------   ----------
Gross Premiums Written from
    Reinsurance Operations                 $  44,051      $66,498      -33.8%
Gross Premiums Written from
   Specialty Insurance Operations             43,819       37,927       15.5%
                                          -------------   ----------
                        Total                $87,870     $104,425      -15.9%
                                          =============   ==========


         Net premiums written for the three months ended September 30, 1998 decreased 24.7% to $56.1 million compared to $74.5 million for the same period in 1997. The decrease in gross and net premiums written from reinsurance operations is primarily attributable to the non-renewal of several large treaties written in 1997. Certain of the treaties were non-renewed at the Company's option because the price fell below levels at which the Company was willing to write business, and others were not renewed because the ceding companies were directly affected by consolidation activity in the industry. Pro forma for the elimination of these contracts, gross premiums written from reinsurance operations for the three months ended September 30, 1998 were $38.6 million, a decrease of 22.2% from $49.6 million for the same period in 1997.

         The decrease in both gross and net premiums written is offset in part by the addition of premiums from the Dedicated Vehicles which amounted to $17.8 million and $15.9 million on a gross and net basis, respectively, for the third quarter of 1998 compared to $6.3 million on a gross and net basis for the third quarter of 1997. Net premiums earned for the three months ended September 30, 1998 were $59.3 million, an increase of 0.6% compared to $59.0 million for the same period in 1997.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and LAE related to the settlement of claims, was $36.1 million for the three months ended September 30, 1998, a 0.9% decrease compared to $36.5 million for the comparable period in 1997. The decrease is principally attributable to the decrease in the loss ratio noted below. Net losses and LAE expressed as a percentage of net premiums earned (the loss and LAE ratio) improved to 60.9% for the three months ended September 30, 1998 from 61.8% recorded for the same period in 1997. The improvement of 0.9 percentage points in the loss and LAE ratio for the three months ended September 30, 1998 was a result of a change in the mix of business as well as the benefits of new reinsurance programs, including aggregate excess of loss reinsurance treaties, and the enhancement of existing reinsurance programs.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $15.9 million for the three months ended September 30, 1998 compared to $19.1 million for the same period in 1997. Policy acquisition costs expressed as a percentage of net premiums earned (the acquisition expense ratio) decreased to 26.9% from 32.4% in the third quarter of 1997.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $5.2 million for the three months ended September 30, 1998 compared to $4.5 million for the same period in 1997. Other expenses expressed as a percentage of net premiums earned increased to 8.8% for the three months ended September 30, 1998 compared to 7.7% for the same period in 1997 resulting primarily from the expenses related to participation by the Dedicated Vehicles on syndicates managed by CMA.

         Net Underwriting Results. For the three months ended September 30, 1998 the Company's net underwriting result (net premiums earned minus losses, LAE and underwriting expenses) increased to a net gain of $2.0 million compared to a net underwriting loss of $1.1 million for the same period in 1997. The combined ratio for the three months ended September 30, 1998 computed in accordance with generally accepted accounting principles improved to 96.6% compared to 101.9% for the same period in 1997. The loss ratio component improved to 60.9% for the three months ended September 30, 1998 from 61.8% recorded for the same period in 1997 and the expense ratio decreased to 35.7% for the three months ended September 30, 1998 from the 40.1% recorded for the same period in 1997, for the reasons noted above.

Service Operations
         Revenue from service operations decreased to $5.0 million for the three months ended September 30, 1998 compared to $8.4 million for the same period in 1997, principally reflecting a reduction in profit commissions at CMA as a result of competitive market conditions at Lloyd's.

Corporate
         Interest and amortization expenses were $2.9 million for the three months ended September 30, 1998 compared to $2.5 million for the same period in 1997. The increase was due principally to bank fees paid for letters of credit used to support the Company's underwriting participation on syndicates managed by CMA and an increase in variable interest rates on debt denominated in pounds sterling.

Consolidated
         Net Investment Income and Net Realized Capital Gains. Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains, for the three months ended September 30, 1998 was $8.7 million, compared to $7.8 million for the same period in 1997. The carrying value of the Company's invested assets and cash increased to $782.5 million at September 30, 1998 from $762.2 million at December 31, 1997 primarily due to the Company's draw-down on its revolving credit facility, changes in the market value of investments, and net cash acquired from the investment in Oak Dedicated Two Limited. The average annual tax equivalent yield on invested assets after investment expenses decreased to 6.26% for the third quarter of 1998 compared to 6.68% for the same period in 1997 reflecting the lower interest rate environment. The Company's pro rata share of investment income from the Dedicated Vehicles is excluded from this calculation because the related invested assets are not included in the Company's consolidated balance sheet.

         The Company realized net capital gains of $199,000 for the quarter ended September 30, 1998 compared to net capital gains of $112,000 for the three months ended September 30, 1997.

         Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest increased to $11.9 million for the three months ended September 30, 1998 compared to $10.5 million for the same period in 1997. The increase resulted primarily from the improvement in net underwriting results discussed above, offset, in part, by the reduction in income from service operations.

         Income Tax Expense. The provision for Federal income taxes for the three months ended September 30, 1998 increased to $3.7 million compared with $3.1 million for the same period in 1997. The effective tax rate was 31.3% and 29.5% for the three months ended September 30, 1998 and 1997, respectively. For both periods, the effective rate is below the statutory rate of 35% due to the benefit of investments in tax-advantaged securities.

         Net Income. The Company realized a net profit of $8.4 million for the three months ended September 30, 1998 compared with a net profit of $7.2 million for the comparable period in 1997 because of the factors discussed above.

Liquidity and Capital Resources
         As a holding company, the Company's assets consist primarily of the stock of its direct and indirect subsidiaries. The Company's cash flow, therefore, depends largely on dividends and other statutorily permissible payments from its operating subsidiaries whose principal sources of funds consist of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses. No dividends have been declared or paid by Chartwell Reinsurance, INSCORP or CMA in 1998.

         Cash used in operations for the nine month period ended September 30, 1998 was $4.1 million compared to cash flow from operations of $7.7 million for the nine months ended September 30, 1997.
         Sales of available for sale investments were $130.6 million and $81.5 million for the nine months ended September 30, 1998 and 1997, respectively. There was no unusual trading activity in either period.
         The Company's investment portfolio consists primarily of investment-grade fixed maturity debt securities. At September 30, 1998, approximately 91.4% of the bond portfolio was rated A or better ("A-1" for commercial paper) by Moody's. While uncertainties exist regarding interest rates and inflation, the Company attempts to minimize such risks and exposures by balancing the duration of assets in its investment portfolio with the duration of insurance and reinsurance liabilities. The current market value of the Company's fixed maturity investments is not necessarily indicative of their future valuation. The Company does not have any investments in real estate or high-yield bonds and does not have any non-income producing fixed income investments. The Company's fixed income securities portfolio at September 30, 1998 was comprised primarily of U.S. Treasury and government agency, mortgage pass-through securities and corporate and municipal bonds.
         Stockholder's equity increased approximately 12.5% to $302.7 million at September 30, 1998 from $269.1 million at December 31, 1997.
         The Company's outstanding long-term debt as of September 30, 1998 consists of Senior Notes due 2004, Loan Notes and credit facilities agented by First Union National Bank ("First Union"). As of September 30, 1998, the Company's Loan Notes due June 2002 constituted approximately $5.7 million (denominated in pounds sterling) of indebtedness and the Company had outstanding $51.2 million of indebtedness under the credit facilities with First Union. The Company's ratio of long-term debt to total capitalization at September 30, 1998 was 26.5% compared to 27.9% at December 31, 1997.
         The Company entered into an interest rate swap (the "Swap"), commencing July 1, 1998, with First Union in connection with a portion of its indebtedness outstanding under the First Union credit facilities. The Swap exchanges the Company's variable rate interest for fixed rate interest of 6.85% on a notional principal amount of $16,800,000 ((pound)10,280,000) and will terminate on December 31, 2002.

Year 2000 Compliance

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment, software and devices with imbedded technology that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities.

         The Company believes that it has identified all significant computer hardware and software applications and devices with imbedded time sensitive technology that are employed by the Company in its operations that will require modification to ensure Year 2000 Compliance. The Company is using both internal and external resources to test all significant computer systems and applications and to make the modifications necessary for Year 2000 Compliance. The testing and modification process, which is proceeding on schedule, is 95% complete and is expected to be fully completed by June 30, 1999. The testing and modification process has not materially interfered with the Company's Information Technology operations or the operations of the Company generally.
         In addition, the Company has contacted all of its significant business partners and service vendors to determine their Year 2000 Compliance readiness, as well as the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will become Year 2000 compliant in a timely manner, or that the failure by a third party to become Year 2000 compliant would not have a material adverse effect on the Company.
         The Company is revising its existing disaster recovery contingency plans to address issues specific to the Year 2000 problem. These revisions are expected to be completed by June 30, 1999. Such plans are intended to enable the Company to continue to operate by performing certain processes manually, changing vendors and repairing or replacing existing systems, where feasible.
         The total cost to the Company to test and modify all systems to be Year 2000 compliant has not been, and is not expected to be, material to its financial position or results of operations in any given year. To date, the Company has budgeted $25,000 to accomplish its Year 2000 testing and remediation goals and approximately 90% of the amount budgeted has been expended. Expenditures to fund Year 2000 testing and modification have to date and will continue to be funded from operating cash flows.
         The anticipated completion dates for Year 2000 compliance and the Company's contingency plans and the cost estimates for the completion of the Company's Year 2000 compliance program are based on management's best estimates utilizing current data regarding available resources, coordination with third parties and other relevant factors and information about systems conversion. However, there can be no assurance that these estimates will be achieved, and actual results could differ from the current plan.
         In addition, the Company may also have material exposure in its property and casualty operations to claims related to the Year 2000 issue. It is not yet possible to determine whether such claims might be made against insurance or reinsurance contracts in which the Company participates or if such claims will be held to have merit.
         Readers are cautioned that forward-looking statements contained in this description of the Company's treatment of the Year 2000 issue should be read in conjunction with the Company's disclosures under the heading "Cautionary Note Regarding Forward-Looking Statements" below.

Cautionary Note Regarding Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains statements that may be considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

         Such statements may include, without limitation, insofar as they may be considered to be forward-looking statements, certain statements in (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations - Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997" and "--Results of Operations
- Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997" concerning (A) certain relationships among gross premiums written, net premiums written and net premiums earned and (B) the development of reserves in respect of all or a portion of the Company's insurance and reinsurance business; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" concerning the potential effects of certain events on the Company's indebtedness and portfolios of fixed income and equity instruments, foreign currency exposure, derivatives positions and certain other types of instruments; (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance" concerning the costs and effects of Year 2000 compliance; (iv) such other statements contained in this Quarterly Report that may be considered to be forward-looking statements; and (v) variations of the foregoing statements wherever they appear in this Quarterly Report.
         All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these include the following non-exclusive factors:

    i. the impact of changing market conditions on the Company's business strategy;
    ii. the effects of increased competition on pricing, coverage terms, retention of customers and ability to attract new customers;
    iii. greater severity or frequency of the types of large or catastrophic losses which the Company's subsidiaries insure or reinsure;
    iv.   faster or more adverse  loss  development  experience  than that on
          which  the  Company's   underwriting,   reserving  and   investment
          practices are based;
    v.    changes in the Company's retrocessional arrangements;
    vi. developments in global financial markets which could adversely affect the performance of the Company's investment portfolio;
    vii. litigation, regulatory or tax developments which could adversely affect the Company's business;
    viii. risks associated with the introduction of new products and services;
          and
    ix.   the impact of mergers and acquisitions.

         The facts set forth above should be considered in connection with any forward-looking statement contained in this Quarterly Report. The important factors that could affect such forward-looking statements are subject to change, and the Company does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect of forward-looking statements provided by Section 27A and Section 21E referred to above.

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


                                      CHARTWELL RE HOLDINGS CORPORATION
                                                  (Registrant)



                                      /s/ Charles E. Meyers
                                      -----------------------------------------
                                      Charles E. Meyers
                                      Duly Authorized Officer and Senior
                                      Vice President and Chief Financial Officer











Dated: November 12, 1998