Form 10-K405
period 1998-12-31
CHARTWELL RE HOLDINGS CORP
filed 1999-03-31
CIK 1012011

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

        (Mark One)
        [X] ANNUAL  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1998

                                       OR

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the Transition period from              to

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

                                   ----------

       Registrant's telephone number, including area code: (203) 705-2500



        Securities registered pursuant to Section 12(b) of the Act: None



        Securities registered pursuant to Section 12(g) of the Act: None

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                    Documents Incorporated by Reference: None

The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K in the reduced disclosure format.

================================================================================

================================================================================

                        CHARTWELL RE HOLDINGS CORPORATION
                                TABLE OF CONTENTS

                                                                                                  Page
         Item                                                                                    Number
         ----                                                                                    ------
PART I
     1.  Business-----------------------------------------------------------------------------      1
     2.  Properties---------------------------------------------------------------------------     18
     3.  Legal Proceedings--------------------------------------------------------------------     18
     4.  Submission of Matters to a Vote of Security Holders----------------------------------     18

PART II
     5.  Market for the Registrant's Common Stock and Related Stockholder Matters-------------     18
     6.  Selected Financial Data--------------------------------------------------------------     19
     7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations---------------------------------------------------------------------------     19
     7A. Quantitative and Qualitative Disclosures About Market Risk---------------------------     32
     8.  Financial Statements and Supplementary Data------------------------------------------     32
     9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosures -------------------------------------------------------------------------     32

PART III
     10 - 13. --------------------------------------------------------------------------------     33

PART IV
     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K---------------------     33

                                     PART I

Item 1. Business

Overview
     Chartwell Re Holdings Corporation ("Chartwell" or the "Company") is a wholly-owned subsidiary of Chartwell Re Corporation ("Chartwell Re"), an insurance holding company with global underwriting and service operations which conducts its business in the United States and in the Lloyd's market. Chartwell was formed in 1995 to act as an intermediate level holding company for Chartwell Re and, as such, it conducts its business through its principal operating subsidiaries, Chartwell Reinsurance Company ("Chartwell Reinsurance"), The Insurance Corporation of New York ("INSCORP"), Chartwell Managing Agents Limited ("CMA") and Dakota Specialty Insurance Company ("Dakota"). As of December 31, 1998, Chartwell had over $1.5 billion of total assets and stockholder's equity of $307.9 million. For the year ended December 31, 1998, Chartwell's gross premiums written amounted to $343.0 million. Of such amount, $159.2 million, or 46.4%, represented gross reinsurance premiums, $111.1 million, or 32.4%, represented gross insurance premiums and $72.6 million, or 21.2%, represented premiums from Oak Dedicated Limited, Oak Dedicated Two Limited and ADIT One Limited, CMA's dedicated Lloyd's corporate capital vehicles (the "Dedicated CCV's").
     Chartwell Reinsurance is a broker market reinsurer with $302.9 million of policyholders' surplus which underwrites treaty reinsurance for casualty, property, marine and aviation risks. INSCORP is a primary insurance company with $131.7 million of policyholders' surplus that develops property and casualty insurance programs through specialty production sources focusing on a specific line of business and geographic region. Chartwell and INSCORP are each licensed or authorized to transact business in 49 states and the District of Columbia. INSCORP is also approved to transact business in Canada. CMA is the 12th largest managing agency at Lloyd's, managing seven Lloyd's syndicates with total underwriting capacity of approximately (pound)300 million ($500 million) for the 1999 year of account. Approximately 46% of CMA syndicates' 1999 capacity is supplied by Chartwell, and it is estimated that approximately 65% of CMA's 1999 premium volume will be derived from non-U.S. sources.

History
     Chartwell Reinsurance was founded in 1979 as a wholly-owned subsidiary of Northwestern National Life Insurance Company ("NWNL"). Chartwell Re was formed in 1989 to act as the parent company of Chartwell Reinsurance, and, in March of 1992, Chartwell Re was acquired (the "1992 Acquisition") by an acquisition group including members of Chartwell Re's senior management.
     INSCORP was acquired by Chartwell Re as a result of the merger of INSCORP's former parent, Piedmont Management Company Inc. ("Piedmont"), with and into Chartwell Re, with Chartwell Re as the surviving corporation (the "Piedmont Merger"). The Piedmont Merger was completed in December, 1995, and upon consummation of the Piedmont Merger, Chartwell Re assumed all of Piedmont's obligations under its Contingent Interest Notes due 2006 (the "CI Notes") which were issued by Piedmont to its stockholders just prior to the Piedmont Merger.
     In November, 1996, Chartwell Holdings Limited ("Holdings Limited"), a newly-formed, indirect wholly-owned subsidiary of Chartwell, acquired CMA in a cash tender offer for all of the outstanding ordinary shares of Chartwell UK plc, formerly Archer Group Holdings plc ("Chartwell UK"), the holding company for CMA. Chartwell UK was publicly traded on the London Stock Exchange prior to its acquisition by Chartwell.

Ratings
     Chartwell Reinsurance is rated "A" (Excellent) by A.M. Best Company. INSCORP and Dakota, its surplus lines subsidiary, are both rated "A-" (Excellent) by A.M. Best Company. All three companies are assigned an A-claims paying ability rating by Standard & Poor's. All of CMA's syndicates enjoy the benefit of the ratings of Lloyd's, which is rated "A" (Excellent) by A.M. Best Company and has an A+ claims paying ability rating from Standard & Poor's. These ratings are based upon factors that may be of concern to policy or contract holders, agents and intermediaries, but may not reflect the considerations applicable to an equity investment in a reinsurance or insurance company. A change in any such rating is at the discretion of the respective rating agencies.

Corporate Structure

                         [GRAPHIC OF FLOWCHART OMITTED]


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

Client Segments
     Chartwell has organized its marketing and underwriting activities into client segments differentiated from one another based on the nature of the clientele and their businesses or products. Accordingly, Chartwell has established three principal underwriting units - Reinsurance, Controlled Source Insurance and CMA Dedicated Facilities. The Reinsurance unit is further divided based upon client characteristics into four units: Specialty Accounts, Global Accounts, Regional Accounts and Marine & Aviation Accounts. Each unit consists of specialized, dedicated underwriters who are supported by Chartwell's technical resources and personnel, including its actuarial, claims and accounting departments. Chartwell employs a focused cycle management approach to marketing and underwriting pursuant to which it seeks to emphasize different types of business during various phases of the underwriting cycle. During soft markets, Chartwell concentrates on identifying and pursuing underwriting opportunities in areas exhibiting adequate profit potential and ceding additional business upon advantageous terms. During hard markets, Chartwell's general strategy is to expand its premium writings in all market segments.
     The table set forth below shows gross premiums written by underwriting client segment for the periods indicated:

              Gross Premiums Written by Underwriting Client Segment
                             (Dollars in thousands)

                                                                             Year Ended December 31,
                                                   -------------------------------------------------------------------------
                                                            1998                       1997                     1996
                                                   ---------------------     ---------------------     ---------------------
                                                   Amount     % of Total     Amount     % of Total     Amount     % of Total
                                                   ------     ----------     ------     ----------     ------     ----------
Reinsurance Operations
   Specialty Accounts ....................        $110,829       32.3%      $140,965       38.9%      $100,817        38.2%
   Global Accounts
      Domestic ...........................          12,461        3.6         19,658        5.4         19,818         7.5
      International ......................          10,530        3.1         22,723        6.3         24,120         9.2
                                                  --------      -----       --------      -----       --------       -----
   Subtotal Global Accounts ..............          22,991        6.7         42,381       11.7         43,938        16.7
   Regional Accounts .....................          15,069        4.4         24,718        6.8         25,967         9.8
   Marine & Aviation Accounts ............          10,358        3.0         28,050        7.7         27,780        10.5
                                                  --------      -----       --------      -----       --------       -----
      Total Reinsurance ..................         159,247       46.4        236,114       65.1        198,502        75.2
                                                  --------      -----       --------      -----       --------       -----
Non-Reinsurance Operations
   Controlled Source Insurance ...........         111,131       32.4        106,543       29.4         58,752        22.3
   INSCORP Run-off .......................              --         --             --         --          6,584         2.5
   CMA Dedicated Facilities ..............          72,573       21.2         20,113        5.5             --        --
                                                  --------      -----       --------      -----       --------       -----
      Total Non-Reinsurance ..............         183,704       53.6        126,656       34.9         65,336        24.8
                                                  --------      -----       --------      -----       --------       -----
TOTAL ....................................        $342,951      100.0%      $362,770      100.0%      $263,838       100.0%
                                                  ========      =====       ========      =====       ========       =====

     The growth of 30.0% in gross premiums written for the period from 1996 to 1998 is due principally to the development of the Controlled Source Insurance portfolio, as well as the addition of premium income from Chartwell's participation on CMA's syndicates through support of its Dedicated CCV's.

Reinsurance Business
     Chartwell segments its reinsurance marketing and underwriting activities into four specific client units Specialty Accounts, Global Accounts, Regional Accounts and Marine & Aviation Accounts.

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

     Mix of Reinsurance Business. Chartwell writes excess of loss and pro rata reinsurance as well as casualty clash and property catastrophe coverages, all on a treaty basis. Chartwell typically focuses on the working layers of a ceding company's reinsurance program. Chartwell does not currently write facultative reinsurance but may commence writing such coverages depending on market conditions.

     Chartwell's mix of reinsurance business, on the basis of gross and net reinsurance premiums written, is set forth in the following table for the periods indicated:

                                                                      Mix of Reinsurance Business
                                                                        (dollars in thousands)
                                                                        Year Ended December 31,
                                          1998                1997                1996                1995                1994
                                   -----------------   ------------------  ------------------  ------------------  -----------------
                                   Amount   %of Total  Amount  % of Total  Amount  % of Total  Amount  % of Total  Amount  %of Total
                                   ------   ---------  ------  ----------  ------  ----------  ------  ----------  ------  ---------
Gross Premiums Written
Casualty:
   Excess of Loss ..............  $ 29,559     18.6%  $ 36,659     15.5%  $ 32,679     16.5%  $ 40,089     31.6%  $ 32,674     28.1%
   Pro Rata ....................    88,899     55.8    134,495     57.0     94,223     47.5     41,570     32.7     43,328     37.2
   Clash .......................     1,267      0.8      1,983      0.8      1,816      0.8      2,704      2.1      3,498      2.9
                                  --------    -----   --------    -----   --------    -----   --------    -----   --------    -----
Total Casualty .................   119,725     75.2    173,137     73.3    128,718     64.8     84,363     66.4     79,500     68.2
                                  --------    -----   --------    -----   --------    -----   --------    -----   --------    -----
Property:
   Excess of Loss ..............     4,435      2.8     12,912      5.5      6,267      3.2      4,730      3.7      2,656      2.3
   Pro Rata ....................    34,772     21.8     49,583     21.0     62,455     31.5     35,841     28.2     31,030     26.7
   Catastrophe .................       315      0.2        482      0.2      1,062      0.5      2,034      1.7      3,210      2.8
                                  --------    -----   --------    -----   --------    -----   --------    -----   --------    -----
Total Property .................    39,522     24.8     62,977     26.7     69,784     35.2     42,605     33.6     36,896     31.8
                                  --------    -----   --------    -----   --------    -----   --------    -----   --------    -----
 Total Gross Premiums Written ..  $159,247    100.0%  $236,114    100.0%  $198,502    100.0%  $126,968    100.0%  $116,396    100.0%
                                  ========    =====   ========    =====   ========    =====   ========    =====   ========    =====
Net Premiums Written
Casualty:
   Excess of Loss ..............  $ 23,740     22.6%  $ 35,413     17.4%  $ 32,567     18.6%  $ 40,043     32.5%  $ 32,680     28.7%
   Pro Rata ....................    56,950     54.3    118,446     58.1     81,349     46.6     40,727     33.0     43,319     38.0
   Clash .......................       919      0.9      1,920      0.9      1,807      1.0      2,691      2.2      3,492      3.1
                                  --------    -----   --------    -----   --------    -----   --------    -----   --------    -----
Total Casualty .................    81,609     77.8    155,779     76.4    115,723     66.2     83,461     67.7     79,491     69.8
                                  --------    -----   --------    -----   --------    -----   --------    -----   --------    -----
Property:
   Excess of Loss ..............     2,930      2.8     11,456      5.6      5,941      3.4      4,440      3.6      2,476      2.2
   Pro Rata ....................    20,161     19.2     36,251     17.8     51,978     29.8     33,667     27.3     28,928     25.4
   Catastrophe .................       211      0.2        472      0.2      1,016      0.6      1,746      1.4      3,067      2.6
                                  --------    -----   --------    -----   --------    -----   --------    -----   --------    -----
Total Property .................    23,302     22.2     48,179     23.6     58,935     33.8     39,853     32.3     34,471     30.2
                                  --------    -----   --------    -----   --------    -----   --------    -----   --------    -----
Total Net Premiums Written .....  $104,911    100.0%  $203,958    100.0   $174,658    100.0%  $123,314    100.0%  $113,962    100.0%
                                  ========    =====   ========    =====   ========    =====   ========    =====   ========    =====

     Chartwell's percentage of property writings in its overall mix of business decreased for the year ended December 31, 1998 as compared to the year ended December 31, 1997, principally as a result of increased competition in the property market.
     Ceding Companies. During the year ended December 31, 1998, Chartwell received approximately 37.9% of its gross reinsurance premiums written from four groups of ceding companies, of which LDG Reinsurance Underwriters accounted for approximately 14.4%, American International Group accounted for approximately 11.0%, Clarendon Insurance Group accounted for approximately 6.9% and Somerset Marine accounted for approximately 5.6%. No other ceding company or group of affiliated ceding companies accounted for more than 5% of Chartwell's gross reinsurance premiums written for the year ended December 31, 1998.
     Brokers. During the year ended December 31, 1998, Chartwell received approximately 51.8% of its gross reinsurance premiums written from three reinsurance brokers, of which AON Reinsurance Agency accounted for approximately 24.2%, Guy Carpenter & Co., Inc. accounted for approximately 15.4%, and E.W. Blanch Co. accounted for approximately 12.2%. No other broker accounted for more than 5% of the company's gross reinsurance premiums written for the year ended December 31, 1998.
     In order to reduce the potential adverse effect arising from the termination of any specific business relationship, Chartwell seeks business from a large number of reinsurance brokers and ceding companies. While management believes that its relationships with these reinsurance brokers and ceding companies are satisfactory, the termination of all or a substantial number of these relationships could have a material adverse effect on the business and operations of Chartwell.

Insurance Operations
     Controlled Source Insurance. Controlled Source Insurance develops insurance programs through specialty production sources with a focus on a specific line or lines of business, with a limited geographic emphasis, and where the program administrator's compensation is adjusted based on the underwriting results of the business.
     Controlled Source Insurance gross written premiums grew 4.3%, 81.3%, and 9.8% for the years ended December 31, 1998, 1997, and 1996, respectively, over the prior year. The increases in premium reflect the geographic expansion of existing programs as well as the development of new programs during the periods shown.

     The table set forth below shows the gross premiums written for Controlled Source Insurance by INSCORP for the periods indicated:

                           Controlled Source Insurance
                   Gross premiums Written by Line of Business
                             (Dollars in thousands)

                                                                         Year Ended December 31,
                                               --------------------------------------------------------------------------
                                                        1998                       1997                       1996
                                               --------------------       --------------------       --------------------
                                                Amount        Total        Amount        Total        Amount        Total
                                               --------       -----       --------       -----       --------       -----
Commercial Multiple Peril ................     $ 45,737        41.2%      $ 48,404        45.4%      $ 33,014        56.2%
General Liability ........................       31,575        28.4         30,418        28.6         14,889        25.3
Automobile ...............................       23,354        21.0         22,267        20.9         10,849        18.5
Workers Compensation .....................        4,224         3.8          4,169         3.9             --          --
Homeowners and Other .....................        6,241         5.6          1,285         1.2             --          --
                                               --------       -----       --------       -----       --------       -----
Total ....................................     $111,131       100.0%      $106,543       100.0%      $ 58,752       100.0%
                                               ========       =====       ========       =====       ========       =====

     During the year ended December 31, 1998, Chartwell wrote approximately 88.7% of its Controlled Source gross insurance premiums through four managing general agents, of which Florida Intracoastal Underwriters accounted for approximately 41.6%, HDR Insurance Services accounted for approximately 24.5%, Inter-Reco accounted for approximately 11.7% and Professional Insurance Underwriters accounted for approximately 10.9%. No other managing general agent accounted for more than 5% of Chartwell's Controlled Source gross insurance premiums written for such period.
     In order to reduce the potential adverse effect arising from the termination of any specific business relationship, Chartwell continues to seek to establish and develop relationships with a large number of managing general agents. While management believes that its relationships with its managing general agents are satisfactory, the termination of all or a substantial number of these relationships could have a material adverse effect on the business and operations of Chartwell.

CMA Dedicated Facilities
     Classes of business covered by CMA's syndicates include marine, non-marine property, non-marine liability, aviation, motor and life. CMA manages seven Lloyd's syndicates with total underwriting capacity of approximately (pound)300 million ($500 million) for the 1999 year of account. Approximately 46% of CMA syndicates' 1999 capacity is supplied by Chartwell.

                   CMA Dedicated Corporate Capital Facilities
                Gross Premiums Written by Lloyd's Market Segment
                            (Dollars in thousands)(1)

                                             Year Ended December 31,
                              --------------------------------------------------
                                     1998                          1997
                              -------------------          ---------------------
                              Amount   % of Total          Amount     % of Total
                              ------   ----------          ------     ----------
Motor ..................     $36,212      49.9%            $ 7,445       37.0%

Non-Marine .............      31,121      42.9               9,969       49.6
Aviation ...............       3,194       4.4               1,569        7.8

Marine .................       1,757       2.4                 984        4.9

Life ...................         289       0.4                 146        0.7
                             -------     -----             -------      -----
Total ..................     $72,573     100.0%            $20,113      100.0%
                             =======     =====             =======      =====

(1) Business at CMA is conducted in pounds sterling. The dollar amounts shown here have been converted from pounds sterling at the average exchange rate for each of the years presented. Data is not shown for years prior to 1997 because Chartwell acquired CMA in November 1996, and Chartwell's consolidated results prior to 1997 did not include amounts attributable to CMA. All amounts are presented in accordance with U.S. GAAP.

Retrocessional Arrangements
     Chartwell utilizes retrocessions primarily to provide protection from large or multiple losses and may in the future use additional retrocessions to increase underwriting capacity. Chartwell seeks to establish long-term relationships with its leading retrocessionaires in order to achieve continuity and stability of coverage. Chartwell purchases property catastrophe coverage for its Global, Regional and Specialty Accounts business to provide coverage for losses arising from an aggregation of claims under various insurance policies from a single event. Chartwell's current property catastrophe program, effective January 1, 1999, provides 100% coverage for $9.5 million of exposure in excess of a $2.5 million retention, with additional coverage provided by reinstatement provisions. In addition, during 1998, Chartwell purchased a property catastrophe program to protect against an accumulation of losses for Chartwell and INSCORP from the same event; this program provides 100% coverage for $2.5 million of exposure in excess of a combined $2.0 million retention, with additional coverage provided by reinstatement provisions. INSCORP purchases specific reinsurance programs for each of the programs underwritten.
     Chartwell renewed its retrocessional marine program, as of April 1, 1998, which provides $1.45 million of coverage, per risk or per event, in excess of a $0.3 million retention, with additional coverage provided by reinstatement provisions.
     In 1997 and 1998, the Company entered into aggregate excess of loss treaties. These treaties provide the Company with a layer of protection against adverse results in all lines of business in excess of specified loss ratios. Liabilities held by the Company under such treaties were $37.0 million and $10.5 million at December 31, 1998 and 1997, respectively.
     Since Chartwell is contingently liable with respect to reinsurance ceded in the event that a retrocessionaire is unable to meet its obligations assumed under a retrocession agreement, the financial strength of each retrocessionaire is evaluated. As of December 31, 1998, the reinsurance recoverable balance of Chartwell Reinsurance of $86.5 million is attributable to retrocessional arrangements with over 140 retrocessionaires. At December 31, 1998, Chartwell Reinsurance had a reserve for uncollectable reinsurance of $3.4 million.
     As of December 31, 1998, the reinsurance recoverable balance of INSCORP of $156.8 million was attributable to retrocessional arrangements with over 290 retrocessionaires. At December 31, 1998, INSCORP had a reserve for uncollectable reinsurance of approximately $3.0 million.

Claims
         Chartwell's claims department analyzes loss exposure in order to establish case reserves, pays claims and assists in the underwriting process by reviewing the claims activities of prospective ceding companies. In performing these functions, the claims department consults with Chartwell's underwriting and actuarial departments. The claims department also assists the accounting department in reporting Chartwell's retrocessional claims and in seeking collection of such claims on a timely basis.
     In evaluating loss exposure, Chartwell's claims department reviews loss reports received from ceding companies to confirm that submitted claims are covered under the contract terms, establishes reserves on an individual case basis and monitors the adequacy of such reserves. The department also tracks industry loss activity as well as other industry trends to facilitate management's evaluation of Chartwell's overall risk profile. Chartwell also has an environmental claims unit to evaluate the complex toxic tort and latent injury claims inherited through the Piedmont Merger.

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

     Actuarial Methods. Chartwell utilizes the two most common methods of actuarial evaluation used within the insurance industry, the Bornhuetter-Ferguson method and the loss development method. The Bornhuetter-Ferguson method involves the application of selected loss ratios to Chartwell's earned premiums to determine estimates of ultimate expected loss and LAE for each underwriting year. Multiplying expected losses by underwriting year by a selected loss reporting pattern gives an estimate of reported and unreported IBNR losses. When the IBNR is added to the loss and LAE amounts with respect to claims that have been reported to date, an estimated ultimate expected loss results. This method provides a more stable estimate of IBNR that is insulated from wide variations in reported losses. In contrast, the loss development method extrapolates the current value of reported losses to ultimate expected losses by using selected reporting patterns of losses over time. The selected reporting patterns are based on historical information (organized into loss development triangles) and are adjusted to reflect the changing characteristics of the book of business written by Chartwell.
     Chartwell employs a combination of both methods outlined above. For the older years, when reported losses have generally stabilized, Chartwell gives greater weight to the loss development result. For the more recent years, when reported loss activity is either less reliable in the aggregate or non-existent, Chartwell gives greater weight to the Bornhuetter-Ferguson method. Because losses are reported relatively earlier for property and other short tail coverages, the weighting for those types of coverages shifts from the Bornhuetter-Ferguson method to the loss development method at an earlier point than for casualty and other long tail coverages.
     In the reserve setting process, Chartwell includes provisions for inflation and "social inflation" if appropriate, as losses are generally not determined until some time in the future. Chartwell continually monitors legislative activity and evaluates the potential effect of any legislative changes on its reserve liabilities.
     Chartwell's reserves are carried at the full amount estimated for ultimate expected losses and LAE without any discount to reflect the time value of money in accordance with both Statutory Accounting Practices ("SAP") and Generally Accepted Accounting Principles ("GAAP").
     Chartwell's actuarial department regularly performs loss reserve analyses for Chartwell Reinsurance and INSCORP. Such loss reserves are also reviewed by Milliman & Robertson, Inc. ("M&R"), an independent actuarial consulting firm, which prepared a Statement of Actuarial Opinion as of December 31, 1998 for each of Chartwell Reinsurance and INSCORP (the "M&R Statements"). The M&R Statements were prepared solely for the use of and only to be relied upon by Chartwell and the various state insurance departments with which Chartwell files annual statements. The M&R Statements were not prepared for the use of investors.
     Chartwell provides capital to its Dedicated CCV's which support the underwriting capacity of the Lloyd's syndicates managed by CMA. Loss reserves for this business are established using methods similar to those used by Chartwell Reinsurance and INSCORP. CMA, a subsidiary of Chartwell, has engaged Bacon & Woodrow London Market Services Ltd. ("B&W"), an independent actuarial consulting firm, to review the loss reserves and prepare an actuarial opinion for each of its syndicates, including the actuarial opinion required by Lloyd's solvency regulations. The B&W opinions, which are prepared solely for the use of Lloyd's regulators and are only to be relied upon by CMA, assist its syndicates in establishing appropriate reserve estimates for both the reinsurance to close and the open years of account.
     Analysis of Reserve Development. The following table presents the development of reserves of Chartwell Reinsurance for losses and LAE for calendar years 1988 through 1998. The first line of the table sets forth the estimated liability for losses and LAE for claims arising in each of the indicated years as recorded on the balance sheet of Chartwell Reinsurance as of the end of years 1988-1994, including IBNR. For the years ended December 31, 1995, 1996, 1997 and 1998, the first line includes the consolidated reserves of Chartwell Reinsurance and INSCORP. For the years ended December 31, 1997 and 1998 the first line also includes the loss reserves associated with the capital provided by Chartwell to the Dedicated CCV's. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year for such claims. The bottom portion of the table also shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year, including cumulative payments. The estimates are readjusted as more information becomes known about the frequency and severity of claims for each year. A redundancy (deficiency) exists when the original liability estimate is greater (less) than the re-estimated liability at the end of a year. The cumulative redundancy (deficiency) shown in the table is the aggregate net change in estimate over the period of years subsequent to the calendar year reflected at the top of the particular columns.

     In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 1998 estimate for a previously incurred loss was $150,000 and the loss was reserved at $100,000 in 1988, the $50,000 deficiency (later estimate minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1988-1998 shown in table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies from the table.

                            Analysis of Loss and LAE
                               Reserve Development
                             (Dollars in thousands)
                             Year Ended December 31,

------------------------------------------------------------------------------------------------------------------------------------
                                              1988       1989       1990        1991       1992        1993       1994       1995
------------------------------------------------------------------------------------------------------------------------------------
Reserves for Loss and LAE(1)              $ 156,869  $ 130,939  $ 126,746   $ 126,292  $ 189,386   $ 201,013  $ 232,733   $741,467
Cumulative paid as of:
         One year later                      39,084     15,946     19,745       9,074     31,354      30,085     46,363    157,172
         Two years later                     53,101     34,928     26,338      24,227     49,686      57,368     73,462    255,876
         Three years later                   69,914     40,622     39,933      37,935     68,147      73,926     90,999    334,819
         Four years later                    75,034     52,514     52,436      51,135     78,135      84,281    101,430
         Five years later                    86,463     63,479     62,922      56,822     84,402      90,577
         Six years later                     97,020     72,347     68,070      60,207     88,111
         Seven years later                  104,840     76,481     70,839      62,689
         Eight years later                  108,913     78,808     73,147
         Nine years later                   111,223     80,976
         Ten years later                    113,341
Reserves re-estimated as of:
         One year later                     158,048    129,333    125,919     126,926    192,496     204,094    233,738    754,286
         Two years later                    156,185    128,655    127,627     126,193    192,363     206,965    232,964    764,432
         Three years later                  155,224    132,406    128,740     127,102    194,876     205,369    229,253    735,913
         Four years later                   161,868    132,783    129,707     127,459    193,369     201,458    224,428
         Five years later                   159,912    133,112    129,989     126,004    188,594     197,919
         Six years later                    160,195    132,474    129,996     122,525    186,298
         Seven years later                  162,142    133,808    127,239     119,309
         Eight years later                  163,268    131,627    124,279
         Nine years later                   161,525    129,273
         Ten years later                    159,171
Cumulative redundancy (deficiency)           (2,302)     1,666      2,467       6,983      3,088       3,094      8,305      5,554
Cumulative %                                  (1.5%)      1.3%       1.9%        5.5%       1.6%        1.5%       3.6%       0.7%


---------------------------------------------------------------------------
                                              1996       1997       1998
---------------------------------------------------------------------------
Reserves for Loss and LAE(1)              $ 747,858  $ 788,240   $ 878,617
Cumulative paid as of:
         One year later                     196,470    154,697
         Two years later                    297,598
         Three years later
         Four years later
         Five years later
         Six years later
         Seven years later
         Eight years later
         Nine years later
         Ten years later
Reserves re-estimated as of:
         One year later                     758,748    766,462
         Two years later                    730,954
         Three years later
         Four years later
         Five years later
         Six years later
         Seven years later
         Eight years later
         Nine years later
         Ten years later
Cumulative redundancy (deficiency)           16,904     21,778
Cumulative %                                   2.3%       2.8%

---------------

(1) Reserves for loss and LAE are presented net of reinsurance recoverables for the periods 1988 through 1991. In 1992, Chartwell adopted SFAS No. 113 which, among other things, requires Chartwell to record its reserves for unpaid losses and LAE without reduction for amounts that would be recovered from retrocessionaires. The amount recoverable from retrocessionaires is recorded as an asset on Chartwell's balance sheet. The net of such asset and the reserves for loss and LAE is $639.6, $585.6, $575.5, $561.6, $197.3 and $167.4 million at
December 31, 1998, 1997, 1996, 1995, 1994, 1993, respectively.

     Net reserves on accident years since 1988 have developed modest redundancies or deficiencies. The gross redundancy of $21.8 million at December 31, 1998 becomes a net redundancy of $7.4 million after accounting for reinsurance recoverables. (See Note 12 of the Notes to Consolidated Financial Statements contained herein).
     Commutation of treaties and large loss payments distort the payment patterns represented in the table. In 1989, Chartwell Reinsurance commuted an assumed treaty for $18.0 million affecting calendar years from 1986 to 1989. The commutation ensured that no further adverse development on that treaty occurred in subsequent years. In 1992, Chartwell Reinsurance commuted a retrocession arrangement which resulted in a reduction of net paid losses for the prior calendar years of $4.4 million. In 1993, Chartwell Reinsurance paid approximately $12.0 million in gross losses related to Hurricanes Andrew and Iniki. In 1995, Chartwell Reinsurance paid $10.9 million to settle three large claims from business written prior to 1986 and to commute a group of assumed contracts from business written prior to 1995.
     At December 31, 1998, the GAAP basis reserves, before reduction for ceded reinsurance, were $878.6 million compared to SAP basis reserves, before reduction for ceded reinsurance, of $878.3 million. The difference is due to adjustments for foreign currency transactions. At December 31, 1998, 1997 and 1996, GAAP basis reserves, net of amounts recoverable from retrocessionaires, were $639.6 million, $585.6 million and $575.5 million, respectively, compared to SAP net reserves of $598.9 million, $548.0 million and $537.2 million, respectively. The significant differences between GAAP and SAP amounts are mainly due to the implementation of Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS No. 113") (approximately $39.5 million for each of 1998, 1997 and 1996). The remaining difference relates principally to foreign exchange adjustments.
     Activity for loss and loss adjustment expenses as of December 31, 1998, 1997 and 1996 is herein incorporated by reference to Note 12 of the consolidated financial statements of Chartwell included elsewhere herein.
     Management believes that Chartwell's reserves are adequate. However, the process of estimating reserves is inherently imprecise and involves an evaluation of many variables, including potentially unpredictable social and economic conditions. Accordingly, there can be no assurance that Chartwell's ultimate liability will not vary significantly from amounts reserved. The inherent uncertainties of estimating such reserves are greater for reinsurers than for primary insurers, primarily due to the longer-term reporting nature of the reinsurance business, the diversity of development patterns among different types of reinsurance, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. Reserves also include provisions for latent injury or toxic tort claims that cannot be estimated with traditional reserving techniques. Because of inconsistent court decisions in federal and state jurisdictions and the wide variation among insureds with respect to underlying facts and coverage, uncertainty exists with respect to these claims as to liabilities of ceding companies and, consequently, reinsurance coverage. Management believes that Chartwell Reinsurance's exposure to such latent losses is lessened because of its relatively recent entry into the reinsurance business in 1979, its low historical levels of premium volume prior to 1985 and its retrocessional programs. In addition, management believes that INSCORP's exposure to adverse development related to latent losses is lessened because a significant portion of the $25 million net reserve strengthening recorded by INSCORP in 1995 was in respect of such losses. In addition, the amount payable under Chartwell Re's Contingent Interest Notes due 2006 (the "CI Notes") is subject to reduction in the event of such adverse reserve development.
     Reserves for Chartwell's participation in Lloyd's syndicates through its Dedicated CCV's are included in the 1997 and 1998 year end reserves. Part of the reserve represents reinsurance to close balances brought forward to the open years of account (for example, 1995 reinsured into the 1996 open year). Favorable or unfavorable development of the prior year's reserves can influence the results of the open years of 1996, 1997 and 1998. Consequently, there can be no assurance as to the adequacy of reserves and the risk of future developments, both favorable and unfavorable, exists.

     The following table presents a three-year development of Chartwell's reserves for losses and LAE associated with environmental and other latent injury claims. All of the development relates to business written prior to 1984.

                                                                                  Year Ended December 31,
                                                                                  (Dollars in thousands)
                                                       -----------------------------------------------------------------------------
                                                                1998                       1997                        1996
                                                       -----------------------------------------------------------------------------
                                                        Gross           Net         Gross          Net          Gross          Net
                                                       -------       -------       -------       -------       -------       -------
Liability, beginning of year ...................       $70,923       $48,052       $65,717       $46,958       $66,936       $46,450
Incurred during the year .......................        15,387        13,244        19,851         8,660         9,482         6,538
Less amount paid during the year ...............         7,336         6,370        14,645         7,566        10,701         6,030
                                                       -------       -------       -------       -------       -------       -------
Liability, end of year .........................       $78,974       $54,926       $70,923       $48,052       $65,717       $46,958
                                                       =======       =======       =======       =======       =======       =======
Deficiency for year ............................       $15,387       $13,244       $19,851       $ 8,660       $ 9,482       $ 6,538
                                                       =======       =======       =======       =======       =======       =======

     At December 31, 1998, Chartwell Reinsurance carried loss and LAE reserves of $351.2 million ($268.1 million after reduction for reinsurance recoverable), of which $10.8 million gross ($6.6 million after reduction for reinsurance recoverable), were loss reserves and allocated LAE attributable to asbestos claims and environmental pollution claims. For the three years ended December 31, 1998, the effect of asbestos and environmental pollution claims was not material to Chartwell Reinsurance's results of operations.
     At December 31, 1998, INSCORP carried loss and LAE reserves of $394.3 million ($253.8 million after reduction for reinsurance recoverable), of which $68.2 million ($48.3 million after reduction for reinsurance recoverable) were case reserves and allocated LAE attributable to asbestos claims and environmental pollution claims.
     Of the 1998 net deficiency of $13.2 million for asbestos and environmental reserves, $11.3 million results from development on business underwritten by INSCORP prior to the Piedmont Merger and, therefore, is subject to the protection provided by the CI Notes, as described below. However, due to the favorable development on non-asbestos and non-environmental exposed business underwritten by INSCORP prior to the Piedmont Merger, there was no net adverse development on the reserves covered by the CI Notes for the year ended December 31, 1998.

     Reserve Indemnification Agreement. In connection with the 1992 Acquisition, Chartwell Re entered into a reserve indemnification agreement (the "Reserve Indemnification Agreement") with NWNL and its parent company, ReliaStar Financial Corporation ("RLR"), pursuant to which NWNL and RLR agreed jointly and severally to provide to Chartwell Re limited indemnification and reimbursement for adverse development of the net loss and LAE reserves and related accounts (the "Covered Reserves") of Chartwell Reinsurance for accident years ending on or before December 31, 1991 (the "Covered Years"). Pursuant to the Reserve Indemnification Agreement as originally drafted, if Chartwell Reinsurance's Covered Reserves as of December 31, 1996 for the Covered Years were greater than its Covered Reserves as of December 31, 1991, RLR and NWNL would jointly and severally indemnify and reimburse Chartwell Re at that time in an amount equal to (i) 85% of the first $20 million of such difference in excess of $100,000 plus (ii) 60% of the next $10 million of such difference, up to a maximum amount of $23 million, representing 18% of loss reserves as of December 31, 1991. If Chartwell Reinsurance's Covered Reserves as of December 31, 1996 for the Covered Years were less than its Covered Reserves as of December 31, 1991, Chartwell Re agreed to reimburse NWNL at that time in an amount equal to fifty percent (50%) of the first $10 million of such difference in excess of $100,000, up to a maximum amount of $5 million. The Reserve Indemnification Agreement, which by its terms was scheduled to be settled as of the end of 1996, was settled early by mutual agreement with RLR. On June 28, 1996, Chartwell Re received $7.9 million as a final settlement of the Reserve Indemnification Agreement. The settlement did not materially affect operating results for the year.

     Contingent Interest Notes. Upon consummation of the Piedmont Merger, Chartwell Re assumed all of Piedmont's obligations under the CI Notes which were issued by Piedmont to its stockholders just prior to the Piedmont Merger. The CI Notes, which mature on June 30, 2006, are designed to provide Chartwell Re with protection against adverse development of INSCORP's reserves for losses and loss adjustment expenses. In the event there is no adverse development, Chartwell Re will be required to pay the holders of the CI Notes approximately $55 million in contingent interest. This contingent interest payment is in addition to the $1 million principal amount of the CI Notes and interest on such principal amount at 8% per annum (collectively, the "Fixed Amount") which Chartwell Re in any event must pay at maturity or earlier redemption of the CI Notes.

     In general, assuming the CI Notes are settled at maturity, the contingent interest will be equal to $55 million (a) less an amount equal to (i) the amount of any adverse development of the loss and LAE reserves and related accounts (including certain reinsurance recoverable, commissions and unearned premiums) of INSCORP recorded as of March 31, 1995, minus (ii) $25 million, (b) plus the amount of certain tax benefits received or recorded by Chartwell Re as a result of the amount determined pursuant to clause (a) above. The amount so calculated may not be greater than $55 million nor less than a minimum amount equal to the lesser of (a) $10 million less the Fixed Amount and (b) the tax benefits referred to above. In the event that the CI Notes are settled prior to maturity, the foregoing formula will in general apply, except that the $55 million maximum amount of the CI Notes will be reduced to an amount equal to $55 million discounted back from June 30, 2006 at a discount rate of 8% per annum, compounded annually, and the tax benefits will be calculated in a prescribed manner.
     The carrying value of the CI Notes on Chartwell Re's consolidated financial statements at December 31, 1998 was $32.1 million, representing the sum of the aggregate principal amount of the CI Notes and the present value as of such date of the maximum amount of contingent interest payable on the CI Notes at their stated maturity in 2006. During the term of the CI Notes, the discounted carrying value of the CI Notes will be increased to reflect accretion of (i) interest on the principal amount and (ii) the discounted contingent interest. To the extent that adverse development of INSCORP's reserves (including IBNR reserves) occurs prior to the maturity or redemption of the CI Notes, the contingent interest payable on the CI Notes (and, therefore, the then-current carrying value of such CI Notes) will be reduced. Such reductions in the carrying value of the CI Notes would offset in part, in the period in which such adverse development occurs, any reduction in Chartwell Re's GAAP net income and stockholders' equity resulting from such adverse reserve development (that would, however, still be reflected in the Company's statutory underwriting results and in the policyholders' surplus of INSCORP and, if INSCORP continues to be a subsidiary thereof, of Chartwell Reinsurance).
     At its option, Chartwell Re may settle the CI Notes with shares of Common Stock of Chartwell Re instead of payment of cash. For purposes of settlement of the CI Notes, such Common Stock would be valued at 85% of its average closing market price over a specified period prior to the settlement date. However, Chartwell Re may not settle the CI Notes in Common Stock unless (i) such stock is registered under the Securities Act (or is otherwise freely tradeable other than by certain affiliates of Chartwell Re), (ii) such stock is listed on a national securities exchange or NASDAQ and (iii) all CI Notes are settled in such Common Stock. Moreover, Chartwell Re may not settle the CI Notes in Common Stock if the CI Notes are being settled following acceleration thereof due to an event of default under the CI Notes.

Investments
     Chartwell's investment policies are established and approved by its Board of Directors. Chartwell's investment policy is to maintain a portfolio with an average rating of A or better from Moody's Investors Service ("Moody's") and to retain such securities for sale in response to changes in interest rates and liquidity needs. However, it is not Chartwell's policy to sell securities merely to generate profits on short-term differences in price. The performance of Chartwell's advisors and the fees associated therewith are periodically reviewed by both management and the Board of Directors of Chartwell. Investments by Chartwell Reinsurance, INSCORP and Dakota must comply with the insurance laws of the States of Minnesota, New York and North Dakota, their respective domiciliary states.
     Chartwell's investment portfolio consists primarily of investment-grade fixed maturity debt securities. As of December 31, 1998, approximately 92.2% of the fixed income portfolio (exclusive of cash and investments held by CMA managed syndicates) was rated A or better by Moody's.

     The following table summarizes the investments of Chartwell (at carrying value):

                                                                               Composition of Investment Portfolio
                                                                                       (Dollars in thousands)
                                                                                           December 31,
                                                             -----------------------------------------------------------------------
                                                                     1998                     1997                      1996
                                                             --------------------     --------------------     ---------------------
                                                              Amount   % of Total      Amount   % of Total      Amount    % of Total
                                                             --------  ----------     --------  ----------     --------   ----------
Fixed Income Securities
    Corporate ...........................................    $240,442     29.5%       $225,587     30.8%       $200,899      29.8%
    U.S. Government & Government Agency (1) .............     212,088     26.0         240,226     32.8         249,416      37.0
    Obligations of States & Political Subdivisions ......     171,883     21.0         161,544     22.1         134,769      20.0
    Foreign Government & Government Agency ..............      28,456      3.5          28,867      3.9          23,807       3.5
    Redeemable Preferred Stocks .........................      37,422      4.6          38,379      5.2          33,773       5.0
Other (2) ...............................................      36,358      4.5          38,043      5.2          30,896       4.7
Investments Held by CMA Managed Syndicates ..............      89,228     10.9              --       --              --        --
                                                             --------    -----        --------    -----        --------     -----
Total Investments .......................................    $815,877    100.0%       $732,646    100.0%       $673,560     100.0%
                                                             ========    =====        ========    =====        ========     =====

Cash & Cash Equivalents .................................    $ 60,319                 $ 29,534                 $ 50,343
                                                             ========                 ========                 ========


----------
(1) At December 31, 1998,  1997 and 1996,  $98.7,  $107.1 and $170.2  million of these securities were backed by the full faith and credit of the U.S. Government and $113.4, $133.1 and $79.2 million were obligations of issuing agencies.
(2) Other investments include equity securities and partnership interests. In 1996, Chartwell made a commitment to invest $15 million in a private equity fund, High Ridge Capital Limited Partnership, which makes investments in the insurance industry. Chartwell has contributed a total of $9.8 million to this fund as of December 31, 1998.

         The following table reflects investment results for Chartwell for the periods indicated:

                               Investment Results
                             (Dollars in thousands)

                                                                              Year Ended December 31,
                                                                      --------------------------------------
                                                                         1998          1997           1996
                                                                      ---------     ---------      ---------
Average Invested Assets .........................................     $ 792,921     $ 723,174      $ 716,004
Net Investment Income (1) .......................................     $  48,824     $  43,457      $  43,598
Net Effective Yield (2) .........................................          6.2%          5.9%           6.2%
Net Realized Capital Gains (Losses)..............................     $      29     $     (3)      $   1,157
Effective Yield Including Realized Capital Gains (Losses)(3).....          6.2%          5.9%           6.3%

----------
(1) After investment expenses, excluding net realized investment gains (losses).
(2) Net investment income for the year-end period divided by average invested assets for the same period.
(3) Net investment income for the year-end period plus net realized capital gains (losses) for the period divided by average invested assets for the same period.

     The following table indicates the composition of Chartwell's fixed income portfolio (at carrying value), excluding cash and cash equivalents and cash and investments held by CMA managed syndicates, by rating:

                      Composition of Fixed Income Portfolio
                                  By Rating (1)
                             (Dollars in thousands)

                                                                       December 31, 1998
                                                                    ----------------------
                                                                     Amount        Percent
                                                                    --------       -------
U.S. Government and Government Agency Fixed Income Securities ..... $212,088         30.7%
Aaa ...............................................................  164,399         23.8
Aa ................................................................   92,856         13.5
A .................................................................  163,331         23.7
Baa ...............................................................   57,617          8.3
                                                                    --------        -----
    Total ......................................................... $690,291        100.0%
                                                                    ========        =====

(1) Rating as assigned by Moody's. Such ratings are generally assigned upon the issuance of the securities and subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated. Those government guaranteed securities that are specifically rated are included in the appropriate rating category.

     Moody's rating system utilizes nine symbols to indicate the relative investment quality of a rated bond. Aaa rated bonds are judged to be of the best quality and are considered to carry the smallest degree of investment risk. Aa rated bonds are also judged to be of high quality by all standards. Together with Aaa bonds, these bonds comprise what are generally known as high grade bonds. Bonds rated A possess many favorable investment attributes and are considered to be upper medium grade obligations. Baa rated bonds are considered as medium grade obligations; they are neither highly protected nor poorly secured. Bonds rated Ba or lower (those rated B, Caa, Ca and C) are considered to be too speculative to be of investment quality.
     National Association of Insurance Commissioners ("NAIC") investment ratings are provided annually at December 31 of each year. At December 31, 1998, 88.6% of Chartwell's fixed maturity investments (excluding investments held by CMA managed syndicates) were rated "Class 1," and 11.4% of Chartwell's fixed maturity investments (excluding investments held by CMA managed syndicates) were rated "Class 2," the two highest ratings assigned by the NAIC.
     The following table indicates the composition of Chartwell's fixed income portfolio (at carrying value), excluding cash and cash equivalents and cash and investments held by CMA managed syndicates, by time to maturity (1) (dollars in thousands):

                                                        December 31, 1998
                                                    -----------------------
                                                     Amount         Percent
                                                    --------        -------
One year or less .............................      $ 33,918          4.9%
Over 1 year through 5 years ..................       194,558         28.2
Over 5 years through 10 years ................       198,138         28.7
Over 10 years through 20 years ...............        46,381          6.7
Over 20 years ................................        79,815         11.6
Mortgage backed securities ...................       137,481         19.9
                                                    --------        -----
    Total ....................................      $690,291        100.0%
                                                    ========        =====

(1) Based on stated maturity dates without prepayment assumptions.

     Certain mortgage backed securities are subject to prepayment risk. Mortgage backed securities represent 15.7% of Chartwell's total cash and investments at December 31, 1998. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. Management does not believe that the prepayment risk associated with Chartwell's portfolio of mortgage backed securities is significant.

     The following table sets forth certain information concerning Chartwell's mortgage backed investments:

              Distribution of Mortgage Backed Securities Portfolio
                                   By Type (1)
                             (Dollars in thousands)

                                                                       December 31, 1998
                                                          --------------------------------------------
                                                          Estimated
                                                            Market          Amortized
                                                            Value              Cost          Par Value
                                                          --------          --------          --------
Collateralized Mortgage Obligations ....................  $ 22,563          $ 22,112          $ 22,754
Pass-throughs (primarily GNMA, FNMA and FHLMC) .........   114,918           112,733           112,314
                                                          --------          --------          --------
    Total ..............................................  $137,481          $134,845          $135,068
                                                          ========          ========          ========

----------
(1) At December 31, 1998, agency backed securities represented 97.0% of Chartwell's mortgage backed investments. Other mortgage backed securities represented 3.0%. These other mortgage backed securities are rated either Aaa or A which is the highest rating category used by the SVO.

Competition
     The property and casualty reinsurance and insurance business is highly competitive. Competition with respect to the types of reinsurance and insurance in which Chartwell is engaged is based on many factors including perceived overall financial strength of the insurer, ratings of the insurer by A.M. Best Company and Standard & Poor's, underwriting expertise, reputation and experience in the lines written, premiums charged, other terms and conditions of the insurance or reinsurance offered, services offered, and speed of claims payments.
     Chartwell competes with numerous international and domestic reinsurance and insurance companies. These competitors, many of which have substantially greater financial and staff resources than Chartwell, include independent insurance and reinsurance companies, as well as subsidiaries, affiliates or insurance or reinsurance departments of established insurance companies and underwriting syndicates.

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

     Lloyd's. Both CMA and the Dedicated CCV's, as a Lloyd's managing general agent and Lloyd's corporate members, respectively, are subject to regulation and supervision by the Council of Lloyd's. Lloyd's operates under a self-regulatory regime under the Lloyd's Act 1982 and has the power to set, interpret and change the rules which govern the operation of the Lloyd's market, subject to regulation for solvency purposes by the Financial Services Authority ("FSA"). Lloyd's prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. In addition, Lloyd's imposes restrictions against persons becoming controllers and major shareholders of managing agents and corporate members without the consent of Lloyd's first having been obtained. The United Kingdom government has established the FSA as a single regulator to supervise securities, banking and insurance business, including Lloyd's. When the Financial Services and Market Bill becomes law, probably in late 2000, the FSA will have wide authorization and intervention powers in relation to Lloyd's. A consultation process has commenced in relation to Lloyd's regulatory framework.

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

     Restrictions on Dividends. The principal source of funds for servicing debt of the Company and paying dividends to stockholders of Chartwell is derived from receipt of dividends from its insurance subsidiaries. While dividend restrictions vary from state to state, they generally require insurers and reinsurers to pay dividends only from earned surplus, which is defined as unassigned funds (surplus) as reported in the statutory financial statement filed by the insurer or reinsurer with the Regulator for the most recent period. Subject to such constraints, the insurer or reinsurer may declare and pay non-extraordinary dividends, subject to certain notice requirements to the Regulator, and extraordinary dividends to stockholders subject to certain notice and approval requirements by the Regulator. Lastly, with respect to payments of all dividends to affiliated shareholders, following the payment of such a dividend, an insurer's or reinsurer's policyholders' surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."
     On November 25, 1997, Chartwell Reinsurance paid a $3.0 million dividend to Chartwell and on February 24, 1999, Chartwell Reinsurance paid a $5.5 million dividend to Chartwell. No dividends were paid in 1996 or 1998.

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

     Risk-Based Capital. In order to enhance the regulation of insurer solvency, the NAIC adopted risk-based capital ("RBC") requirements for property and casualty insurance and reinsurance companies commencing with filings made in 1995 covering the 1994 year. These RBC requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC formula measures four major areas of risk facing property and casualty insurers: (i) underwriting risk, which is the risk of errors in pricing and reserves; (ii) asset risk, which is the risk of asset default for fixed income assets and loss in market value for equity assets;
(iii) credit risk, which is the risk of losses from unrecoverable reinsurance and the inability of insurers to collect agents' balances and other receivables; and (iv) off-balance sheet risk, which is primarily the risk created by excessive growth. Insurers and reinsurers having less statutory surplus than that required by the RBC formula will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.
     The RBC formula provides a mechanism for the calculation of an insurance company's Authorized Control Level RBC and its total adjusted capital. The formula sets forth the points at which a commissioner of insurance is authorized and expected to take regulatory action. The first level is known as the Company Action Level RBC, which is set at twice the Authorized Control Level RBC. The second level is the Regulatory Action Level RBC, set at 1.5 times the Authorized Control Level RBC. The third is the Authorized Control Level RBC, and the fourth is the Mandatory Control Level RBC, set at 70 percent of the Authorized Control Level RBC.
     If an insurance company's adjusted capital is higher than or equal to the Regulatory Action Level RBC but below the Company Action Level RBC, the insurance company must submit to its commissioner of insurance an RBC plan which shall contain, among other things, proposals of corrective action. If an insurance company's adjusted capital is higher than or equal to the Authorized Control Level RBC but lower than the Regulatory Action Level RBC, the commissioner of insurance shall perform any examination or analysis as deemed necessary of the insurer's business and operations and issue any appropriate corrective orders to address the insurance company's financial problems. If an insurer's adjusted capital is higher than or equal to the Mandatory Control Level RBC but lower than the Authorized Control Level RBC, the commissioner may place the insurer under regulatory control. If the insurance company's adjusted capital falls below the Mandatory Control Level RBC, the commissioner will be required to place the insurer under regulatory control. At December 31, 1998, the adjusted capital of each of Chartwell Reinsurance, INSCORP and Dakota was higher than the Company Action Level RBC, and as a result, no regulatory action is required. Should a future deficiency occur, Chartwell will be subject to an increased level of regulatory attention and, depending on the capital deficiency, possibly to actual control by the appropriate regulatory authorities. There can be no assurance that any such deficiency will not occur in the future.

     NAIC-IRIS Ratios. The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies "usual values" for each ratio. Departure by an insurer from the usual values on four or more of the ratios generally leads to inquiries from individual state insurance commissioners as to certain aspects of such insurer's business. Departure from a usual value does not necessarily indicate an adverse condition, but rather a deviation from the norm.
     For the year ended December 31, 1998, Chartwell Reinsurance fell outside the range of usual IRIS values with respect to two ratios and INSCORP fell outside the range of usual IRIS values with respect to one ratio. The Company does not believe such 1998 ratios are indicative of an adverse condition. For the year ended December 31, 1998, Dakota did not fall outside the range of usual IRIS values with respect to any ratio.

Employees

     As of December 31, 1998, Chartwell had 326 employees, including the employees of its subsidiary, CMA. None of these employees is represented by a labor union, and Chartwell believes that its employee relations are excellent.

Item 2.  Properties.
     Chartwell leases approximately 53,000 square feet of space for its principal executive offices in Stamford, Connecticut. Chartwell also leases approximately 39,000 square feet of space in London, England for the operations of CMA. INSCORP is located in Jericho, New York, occupying approximately 1,150 square feet of office space. Management believes Chartwell's current office space is adequate for its needs.

Item 3.  Legal Proceedings.
     In 1996 and early 1997, the Company entered into certain assumption of liability endorsements ("ALEs") pursuant to an agreement with American Eagle Insurance Company ("American Eagle"), which provided for the assumption of certain policy liabilities by the Company in the event of an insolvency of American Eagle. As part of such arrangements, the Company obtained from American Eagle a trust fund to collateralize any potential obligations arising out of the issuance of the ALEs by the Company. On December 3, 1997, American Eagle was placed in receivership by the Texas Department of Insurance.
     On June 16, 1998, the California Insurance Guarantee Association ("CIGA") filed suit in the Superior Court of California, County of Los Angeles, against INSCORP seeking, among other things, a declaratory judgment that the ALEs covered claims arising prior to the dates upon which the ALEs were issued. On September 1, 1998, the Superior Court of California granted INSCORP's motion to strike those portions of CIGA's complaint which sought a general declaratory judgment that all claims under American Eagle policies with ALEs attached are the obligation of INSCORP rather than CIGA. CIGA's claim is now solely related to the specific American Eagle policy and accompanying ALE initially giving rise to the dispute.
     On December 2, 1998, CIGA filed a second suit in the Superior Court of California, County of Los Angeles, against INSCORP seeking a declaratory judgment with respect to the obligation of INSCORP on a second claim arising prior to the effective date of the applicable ALE. The Superior Court of California has found that the two CIGA cases are related cases and they have been assigned to the same judge.
     The Company believes, and has been so advised by counsel handling the case, that it has a number of valid defenses to the litigation pending against it. Such cases are, and will continue to be, vigorously defended. However, it is not possible to predict the outcome of such cases. Litigation is subject to many uncertainties, and it is possible that such cases could be decided or settled unfavorably. At this time, the Company does not believe that an unfavorable decision or settlement of such cases would materially adversely affect the Company's results of operations or financial position.
     In addition to the foregoing lawsuits, the Company is subject to the litigation of disputes and arbitration in the normal course of their business. The Company does not believe that any such pending litigation or arbitration to which it is a party, or of which any of its properties or assets are subject, is likely to have a materially adverse effect on its current financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
Matters.
     There is no established public trading market for the Company's common stock. All of the outstanding shares of the Company's common stock are owned by Chartwell Re.
     The Company pays dividends from time to time upon the direction of its Board of Directors; however, the agreements governing the Senior Notes (as hereinafter defined) and the Credit Facility (as hereinafter defined) restrict the ability of the Company to pay dividends based upon the operational performance and liquidity of the Company.

Item 6.  Selected Financial Data.
     Information required by Item 6 has been omitted because the Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K in the reduced disclosure format.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of Chartwell should be read in conjunction with the consolidated financial statements and notes thereto of Chartwell included elsewhere herein. The following discussion does not include any information relating to CMA's historical results of operations prior to November 19, 1996 or INSCORP's historical results of operations prior to December 13, 1995. CMA's results of operations for the period from November 19, 1996 to December 31, 1996 were immaterial to Chartwell and, therefore, have not been included. INSCORP's results of operations for the period from December 13, 1995 to December 31, 1995 were immaterial to Chartwell; Chartwell has accounted for the Piedmont Merger as though it had occurred on December 31, 1995.

Recent Industry Performance
     The  property  and  casualty   insurance  and   reinsurance   industry  has
historically been highly cyclical. Demand for reinsurance is influenced significantly by prevailing market conditions, including the underwriting results of primary insurers. The supply of reinsurance is primarily related to levels of underwriting capacity in the reinsurance industry and the relative cost and terms of reinsurance coverage. The industry's profitability and the cyclical trends in the industry can be affected significantly by volatile and unpredictable developments, including the occurrence of natural disasters, other catastrophic events, competitive pressures on pricing (premium rates), fluctuations in interest rates, other variations in the investment environment, changes in the judicial system regarding tort law, general economic conditions and trends, such as inflationary pressures, that may tend to affect the size of profits and losses experienced by ceding primary insurers and other factors such as changes in tax laws and regulations. Many sectors of the industry are currently in a cyclical downturn and it cannot be predicted if or when market conditions will improve or when other sectors may experience a deterioration in pricing and terms.
     Commencing in the later part of the 1980s, primary property and casualty insurers began to retain more of their business. This reduction in the amount of business ceded to reinsurers, combined with the growth in reinsurance capacity, resulted in renewed price competition and less attractive pricing for reinsurers. This caused a downturn for the reinsurance industry, resulting in increased underwriting losses which have continued to the present.
     The following table presents the statutory combined ratios of Chartwell and the property and casualty reinsurance industry during the 1994 to 1998 years. The combined ratio is the sum of the loss ratio (incurred losses and loss adjustment expenses divided by net premiums earned) and the underwriting expense ratio (underwriting expenses divided by net premiums written). A combined ratio of over 100% indicates unprofitable underwriting. Although an insurance company's underwriting may be unprofitable, the company may be profitable after including investment income.

                                                                              Statutory Combined Ratios
                                                                               Year Ended December 31,
                                                            -----------------------------------------------------------------
                                                             1998           1997           1996           1995           1994
                                                            -----          -----          -----          -----          -----
Chartwell (1)
Loss Ratio ............................................      53.8%          65.5%          71.9%          72.9%          75.4%
Underwriting expense ratio ............................      41.2           36.2           35.2           32.5           30.3
                                                            -----          -----          -----          -----          -----
Combined ratio ........................................      95.0%         101.7%         107.1%         105.4%         105.7%
                                                            =====          =====          =====          =====          =====

Property and Casualty Reinsurance Industry (2)
Loss Ratio ............................................      70.7%          69.6%          72.7%          78.2%          76.8%
Underwriting expense ratio ............................      33.7           32.7           30.8           30.1           29.9
                                                            -----          -----          -----          -----          -----
Combined ratio ........................................     104.4%         102.3%         103.5%         108.3%         106.7%
                                                            =====          =====          =====          =====          =====

-----------------------------------------
(1) Beginning in 1996, the combined ratio includes both Chartwell Reinsurance and INSCORP.
(2) Source: RAA Underwriting Report for the year ended December 31,
1998.

Consolidated Results of Operations

     Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

     Revenues: Total revenues for the year ended December 31, 1998 decreased 7.5% to $298.0 million, compared to $322.3 million for the comparable period in 1997. The following table summarizes gross and net premiums written and total revenues for the periods indicated:

                                                               Revenues
                                                              Year Ended
                                                             December 31,
                                                     --------------------------
                                                        1998             1997
                                                     ---------        ---------
                                                       (Dollars in thousands)
Gross premiums written ......................        $ 342,951        $ 362,770
                                                     =========        =========
Net premiums written ........................        $ 217,054        $ 268,260
                                                     =========        =========
Premiums earned .............................          229,504          245,700
Net investment income .......................           48,824           43,457
Net realized capital gains (losses) .........               29               (3)
Service and other revenue ...................           14,289           28,322
Equity in net earnings of investees .........            5,327            4,794
                                                     ---------        ---------
      Total .................................        $ 297,973        $ 322,270
                                                     =========        =========

Underwriting Operations
     Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the year ended December 31, 1998 were $343.0 million, a decrease of 5.5% compared to the same period in 1997. The decrease in gross premiums written was principally attributable to the opportunistic underwriting of certain reinsurance accounts in 1997, which did not renew for 1998, as well as Chartwell's response to the persistence of intense price competition in the reinsurance industry. On a consolidated basis, pro forma for the elimination of the opportunistic accounts underwritten in 1997, gross premiums written grew by approximately 16.2% in 1998 compared to 1997.
     Net premiums written for the year ended December 31, 1998 decreased 19.1% to $217.1 million, compared to $268.3 million for the same period in 1997. The decrease in net premiums written was principally attributable to the reasons described above for the decrease in gross premiums written. Net premiums earned for the year ended December 31, 1998 were $229.5 million, a decrease of 6.6% compared to the same period in 1997.

     Loss and Loss Adjustment Expenses. The Company's principal expense, loss and LAE related to the settlement of claims was $135.3 million for the year ended December 31, 1998, a 15.9% decrease compared to $160.8 million for the comparable period in 1997. The decrease is principally attributable to the decrease in net premiums written and the benefits of new reinsurance programs, including an aggregate excess of loss reinsurance treaty. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) improved to 58.9% for the year ended December 31, 1998, from 65.5% recorded for the same period in 1997. The improvement of 6.6 percentage points in the loss and LAE ratio for the year ended December 31, 1998 was a result of a change in the mix of business, the benefits of the new reinsurance programs described above and the enhancement of existing reinsurance programs.

     Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and agents and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $61.6 million for the year ended December 31, 1998, compared to $72.7 million for the same period in 1997. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) decreased to 26.8% from 29.6% in 1997. The decrease is primarily due to the effect of the 1998 aggregate excess of loss reinsurance treaty.

     Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $24.0 million for the year ended December 31, 1998 compared to $16.5 million for the same period in 1997. Other expenses expressed as a percentage of net earned premiums increased to 10.5% for the year ended December 31, 1998 compared to 6.7% for the same period in 1997. The increase reflects the reduced level of premium volume and an increased share of expenses related to Chartwell's underwriting participation on syndicates managed by CMA.

     Net Underwriting Results. The Company produced an underwriting profit (net premiums earned minus losses, LAE and underwriting expenses) of $8.7 million for the year ended December 31, 1998 as compared to an underwriting loss of $4.3 million for the same period in 1997. The combined ratio computed in accordance with GAAP for the year ended December 31, 1998 decreased to 96.2% from 101.9% for 1997. Although the loss ratio component improved to 58.9% for the year ended December 31, 1998 from 65.5% recorded for the same period in 1997, the expense ratio increased to 37.3% for the year ended December 31, 1998 from 36.4% recorded for the same period in 1997, for the reasons noted above.

Service Operations
     Revenue from service operations, exclusive of net investment income, decreased to $19.6 million for the year ended December 31, 1998 compared to $33.1 million for the same period in 1997. The decline principally reflects the decrease in profit commissions, advisory fee revenues and equity in the earnings of investee companies. In March 1998, New London Capital plc ("NLC") notified Chartwell Advisers Limited ("Chartwell Advisers") that it chose not to renew the Advisory Agreement between NLC and Chartwell Advisers (the "Advisory Agreement") after its contractual expiration on December 31, 1998. In 1997 and 1998 the Advisory Agreement produced base fees of $1.7 and $1.3 million, respectively, and profit commissions of $0.7 and $(0.3) million, respectively, for Chartwell Advisers. Following expiration of the Advisory Agreement, Chartwell Advisers will continue to earn profit commissions on the open years of account (1996, 1997 and 1998) to the extent such years are profitable.

Corporate
     Interest and Amortization. Interest and amortization expenses were $10.7 million for the year ended December 31, 1998 compared to $9.6 million for the same period in 1997. Interest and amortization on the Chartwell 10.25% Senior Notes due 2004 (the "Senior Notes") was $5.2 million for the years ended December 31, 1998 and 1997. Also included in interest and amortization expense for the years ended December 31, 1998 and 1997 is $4.3 million and $3.4 million, respectively, related to a credit facility with First Union National Bank ("First Union") established to fund the acquisition of CMA and replace an existing $20 million credit facility.

Consolidated
     Net Investment Income and Net Realized Capital Gains (Losses). Consolidated net investment income, exclusive of realized and unrealized capital gains and losses, for 1998 was $48.8 million, an increase of $5.4 million, or 12.4%, over 1997. The improvement principally reflects the positive cash flow from operations of $33.8 million. The average annual tax equivalent yield on invested assets (excluding investment income from the Dedicated CCV's) before investment expenses was 6.5% for 1998, as compared to 6.7% for 1997. The Company realized net capital gains of $29,000 for 1998 compared to net capital losses of $3,000 for the same period in 1997.

     Income Before Income Taxes, Minority Interest and Extraordinary Item. Net income before income taxes increased to $48.6 million for the year ended December 31, 1998 compared to $40.5 million for the same period in 1997. The increase resulted primarily from the favorable results in both loss and loss adjustment expense and from the increase in net investment income.

     Income Tax Expense. The provision for Federal income taxes for the year ended December 31, 1998 increased to $15.4 million compared with $12.2 million for the same period in 1997. The effective tax rate was 31.6% and 30.1% for the years ended December 31, 1998 and 1997, respectively. The principal factor in the decline below the statutory rate of 35% for both periods results from the benefit recognized on investments in tax-exempt securities.

     Net Income Before Minority Interest. Net income before minority interest increased to $33.2 million for the year ended December 31, 1998 as compared to $28.3 million for the same period in 1997.

     Minority Interest. The Company recognized $1.9 million of minority interest during the year ended December 31, 1998 and $(0.5) million during the year ended December 31, 1997, in each case representing Chartwell Re's ownership interest in the net income of Holdings Limited.

     Net Income. The Company realized a net profit of $35.2 million for the year ended December 31, 1998 compared with a net profit of $27.8 million for the comparable 1997 period because of the factors discussed above.

     Year Ended December 31, 1997 Compared With Year Ended December 31, 1996
     Revenues: Total revenues for the year ended December 31, 1997 increased 23.4% to $322.3 million, compared to $261.2 million for the comparable period in 1996. The following table summarizes gross and net premiums written and total revenues for the periods indicated:

                                                               Revenues
                                                              Year Ended
                                                             December 31,
                                                     ---------------------------
                                                        1997              1996
                                                     ---------------------------
                                                        (Dollars in thousands)
Gross premiums written ......................        $ 362,770         $ 263,838
                                                     =========         =========
Net premiums written ........................          268,260           192,251
                                                     =========         =========
Premiums earned .............................          245,700           209,503
Net investment income .......................           43,457            43,598
Net realized capital gains (losses) .........               (3)            1,157
Service and other revenue ...................           28,322             3,367
Equity in net earnings of investees .........            4,794             3,559
                                                     ---------         ---------
         Total ..............................        $ 322,270         $ 261,184
                                                     =========         =========

Underwriting Operations
     Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the year ended December 31, 1997 were $362.8 million, an increase of 37.5% compared to the same period in 1996. The increase in gross premiums written reflects new programs and products developed during the year with ceding companies in the Specialty Reinsurance and Controlled Source Insurance client segments and the addition of gross premiums written through CMA's two Dedicated CCV's. Gross premiums written by the Global Accounts, Regional Accounts and Marine & Aviation Accounts client segments either declined or remained constant as a result of continued competitive pressures.
     Net premiums written for the year ended December 31, 1997 increased 39.5% to $268.3 million, compared to $192.3 million for the same period in 1996. The increase in net premiums written was principally attributable to the reasons described above for the increase in gross premiums written. Net premiums earned for the year ended December 31, 1997 were $245.7 million, an increase of 17.3% compared to the same period in 1996.

     Loss and Loss Adjustment Expenses. The Company's principal expense, loss and LAE related to the settlement of claims, was $160.8 million for the year ended December 31, 1997, a 6.8% increase compared to $150.6 million for the comparable period in 1996. The increase is principally attributable to the increase in net premiums written as noted above. Net losses and LAE expressed as a percentage of net earned premiums (the loss and LAE ratio) decreased to 65.5% for the year ended December 31, 1997 from 71.9% recorded for the same period in 1996. The improvement of 6.4 percentage points in the loss and LAE ratio for the year ended December 31, 1997 was a result of a change in the mix of business as well as the benefits of new reinsurance programs, including aggregate excess of loss reinsurance treaties, and the enhancement of existing reinsurance programs. In addition, the 1997 results were not materially affected by the run-off of reinsurance programs written by INSCORP prior to December 1995, a factor which impacted the 1996 results.

     Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and agents and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $72.7 million for the year ended December 31, 1997, compared to $52.0 million for the same period in 1996. Policy acquisition costs expressed as a percentage of net earned premiums (the acquisition expense ratio) increased to 29.6% from 24.8% in 1996. The increase was primarily due to the effect of the aggregate excess of loss reinsurance treaties entered into in 1997 which reduced net earned premium for the year without providing any reduction in commission expenses. Also contributing to the increase was the modestly higher commission structure, as noted above, for proportional business.

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

Service Operations
     Revenue from service operations, exclusive of net investment income, increased to $33.1 million for the year ended December 31, 1997 compared to $6.9 million for the same period in 1996. The improvement reflects increases in advisory fee revenues, equity in the earnings of investee companies and the inclusion, for the first time, of profit commissions and fees from CMA operations. In March 1998, NLC notified Chartwell Advisers that it chose not to renew the Advisory Agreement after its contractual expiration on December 31, 1998. In 1997, the Advisory Agreement produced base fees of $1.7 million and a profit commission of $0.7 million for Chartwell Advisers. Following expiration of the Advisory Agreement, Chartwell Advisers will continue to earn profit commissions on the open years of account (1996, 1997 and 1998) to the extent such years are profitable.

Corporate
     Interest and Amortization. Interest and amortization expenses were $9.6 million for the year ended December 31, 1997 compared to $7.8 million for the same period in 1996. Interest and amortization on the Senior Notes was $5.2 million for the year ended December 31, 1997 and $6.0 million for the comparable period in 1996. Also included in interest and amortization expense for the year ended December 31, 1997 is $3.4 million related to a credit facility with First Union established to fund the acquisition of CMA and replace an existing $20 million credit facility.

Consolidated
     Net Investment Income and Net Realized Capital Gains (Losses). Consolidated net investment income, exclusive of realized and unrealized capital gains and losses, for 1997 was $43.5 million, compared to $43.6 million in 1996. The average annual tax equivalent yield on invested assets before investment expenses for 1997 and 1996 was 6.7%.

     The Company realized net capital losses of $3,000 for 1997 compared to net capital gains of $1.2 million in 1996. The 1996 net capital gains were realized principally to reposition certain sectors of the portfolio and to modify the portfolio to improve credit quality without sacrificing yield.

     Income Before Income Taxes, Minority Interest and Extraordinary Item. Net income before income taxes and extraordinary items increased to $40.5 million for the year ended December 31, 1997 compared to $31.7 million for the same period in 1996. The increase resulted primarily from the increase in earned premiums, the favorable results in both loss and loss adjustment expense and other expenses, and the contributions from CMA to income from service operations.

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

     Minority Interest. The Company recognized $(525,000) of minority interest during the year ended December 31, 1997, representing Chartwell Re's ownership interest in the net income of Holdings Limited.

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

Liquidity and Capital Resources
     Chartwell is a wholly-owned subsidiary of Chartwell Re. As a holding company, Chartwell's assets consist primarily of the stock of its direct and indirect operating subsidiaries, Chartwell Reinsurance, INSCORP and CMA. Chartwell's cash flow, therefore, depends largely on dividends and other statutorily permissible payments from its operating subsidiaries. Chartwell's sources of funds consist primarily of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses.
     For the years ended December 31, 1998, 1997 and 1996, Chartwell's consolidated cash flow provided by operations was $33.8 million, $25.5 million and $14.7 million, respectively. The increase in 1998 is due to the inclusion of Chartwell's share of the operating cash flow of syndicates managed by CMA, offset by a decline in cash provided by the reinsurance segment due to a reduction in premiums written and the collection of premiums on a monthly installment basis on certain accounts in the Controlled Source Insurance segment. The cash flow from operations in 1997 was greater than that in 1996 due to improved underwriting cash flows comprising premiums received less paid losses and LAE and underwriting expenses. The 1996 cash flow from operations was reduced as a result of the run-off of INSCORP's reinsurance reserves.
     Sales of available for sale investments were $158.4 million, $200.8 million and $500.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. Trading activity increased during 1996 primarily to modify the portfolio by sector and to capitalize on some opportunities to improve on credit quality without sacrificing yield. There was no unusual trading activity during 1997 and 1998.
     At December 31, 1998, the carrying value of total investments, including cash and cash equivalents, increased 15.0%, to $876.2 million compared to $762.2 million at December 31, 1997. The primary reasons for the increase were cash and investments acquired through the purchase of Oak Dedicated Two Limited and the remainder of Archer Dedicated plc (the holding company for ADIT One Limited), positive cash flow from operations and an increase in the market value of the investment portfolio.
     Financing activities have also been a source of liquidity for Chartwell and its subsidiaries. On March 17, 1994, Chartwell Re completed the offering of $75.0 million principal amount of the Senior Notes. The net proceeds to Chartwell Re after transaction expenses were $71.9 million. As of December 31, 1998, $48.8 million in principal amount of the Senior Notes were outstanding. The Senior Notes bear interest at a rate of 10 1/4% per annum and are due on March 1, 2004. In conjunction with the Piedmont Merger, the Company assumed all of Chartwell Re's obligations with respect to the Senior Notes.
     In the first half of 1996, Chartwell Re completed a public offering of 2,725,000 shares of common stock at $23.00 per share. The net proceeds to Chartwell Re were $58.5 million after deduction of underwriting discount and expenses. Of the net proceeds, $48.5 million was contributed by Chartwell Re to the Company of which $20.0 million was contributed to the statutory surplus of Chartwell Reinsurance and $28.5 million was used to retire 35% of the Senior Notes plus accrued interest. The remaining funds were retained for general corporate purposes. This redemption reduced Chartwell's annual expense for interest and amortization of debt issuance costs under the Senior Notes by $2.8 million per year.

     In connection with the acquisition of CMA, stockholders of Chartwell UK could elect to receive Loan Notes in the amount of one Pound Sterling for each Pound Sterling of cash consideration. The aggregate amount of Loan Notes issued in connection with the consummation of the acquisition of CMA was $9.4 million (denominated in Pounds Sterling). The Loan Notes, which are guaranteed by First Union as described below, pay interest semi-annually at the rate per annum calculated as one percent below the Sterling London Interbank Offered Rate ("LIBOR") and will mature in June, 2002 unless redeemed at an earlier date. As of December 31, 1998, $3.8 million of the Loan Notes have been redeemed.
     Also in connection with the acquisition of CMA, Chartwell entered into a new credit facility with First Union, as agent (the "Credit Facility"). The Credit Facility provides for (i) a Tranche A-1 $20.0 million loan, (ii) a Tranche A-2 $10.0 million loan, (iii) a Tranche B $22.0 million loan (denominated in Pounds Sterling) (Tranche A-1, Tranche A-2 and Tranche B
collectively, the "First Union Loans"), and (iv) a $25.0 million revolving credit facility (subsequently increased to $60.0 million) (the "First Union Revolver").
     The First Union Loans have six-year terms and the First Union Revolver has a five-year term but may be extended with the consent of the lenders. Tranche A-1 and A-2 require repayment of principal starting in year 3, $6.0 million; year 4, $7.5 million; year 5, $7.5 million and year 6, $9.0 million. Tranche B requires repayment of principal starting in year 3, $4.2 million; year 4, $5.3 million; year 5, $5.3 million and year 6, $6.4 million. Borrowings under the First Union Revolver are available at any time prior to maturity, subject to minimum funding amounts. Both the First Union Loans and the First Union Revolver will bear interest at a rate selected by Chartwell equal to either (1) the Base Rate (as defined below) or (2) U.S. dollar or Sterling LIBOR plus a margin (the "Margin"), as applicable. The amount of the Margin will depend on the higher of Chartwell's senior debt rating by Standard & Poor's or Moody's and can range from 0.75% to 1.125%. Based on Chartwell's current senior debt ratings, the Margin over LIBOR is currently at 1.00%. The U.S. dollar Base Rate is the higher of (1) First Union's prime commercial lending rate or (2) the federal funds rate plus 0.5%. The Sterling Base Rate is the rate per annum announced by Midland Bank plc plus the Margin. Chartwell will also pay (1) an unused commitment fee equal to 0.25% on the aggregate unused portion of the revolver, (2) utilization fees for the issuance of letters of credit and guarantees of Loan Notes, issued in connection with the acquisition of CMA, at a rate per annum of 0.375% (if secured) or the Margin (if unsecured) plus a 0.075% facing fee, currently totaling 1.075% (if unsecured) on the outstanding amount of potential credit exposure, and (3) certain other fees customary in connection with syndicated loans of this nature. All payments of interest and fees with respect to each of the First Union Loans shall be made in the same currency in which the principal of such loan is required.
     At December 31, 1998, $20.0 million, $10.0 million and $15.9 million were outstanding under the Tranche A-1, Tranche A-2 and Tranche B loans, respectively. During 1998, the Tranche B loan increased by $1.8 million to fund the redemption of Loan Notes for the same amount, resulting in a balance of $5.5 million used to guarantee the Loan Notes. A $5.0 million line of credit and a total of $53.6 million in letters of credit were extended under the First Union Revolver. All amounts denominated in Pounds Sterling were converted to U.S. dollars at the rate of (pound)1=$1.66, the exchange rate in effect at December 31, 1998.
     On June 30, 1998, the Company entered into an interest rate swap agreement (the "Swap") for other than trading purposes with First Union to convert a specific portion of the floating rate loans outstanding under the Credit Facility to a fixed rate. The Swap requires the Company to pay First Union interest on a notional amount equivalent to the principal outstanding ((pound)10,280,000 at December 31, 1998) at a fixed annual rate throughout the term of the related debt obligation of 6.85% and for First Union to pay the Company interest equal to the three month LIBOR interest rate determined at the commencement of each calendar quarter. The Swap terminates on December 31, 2002. The weighted average LIBOR rate payable by First Union in 1998 under the Swap was 7.62%.
     The notional amount set forth in the Swap does not represent an amount exchanged by the Company and First Union, and thus is not a measure of exposure of the Company. Since First Union is not required to collateralize its obligations under the Swap, the Company is exposed to loss if First Union were to default on its obligations under the Swap. The Company does not believe that any reasonably likely change in interest rates would cause the Swap to have a material adverse effect on the financial position, the results of operations or cash flows of the Company. The Swap was reviewed with and approved by the Company's Board of Directors.

     Upon consummation of the Piedmont Merger, Chartwell Re became the successor to Piedmont under the CI Notes. The CI Notes were issued in an aggregate principal amount of $1 million, which principal amount will accrue interest at a rate of 8% per annum, compounded annually. Such interest will not be payable until maturity or earlier redemption of the CI Notes. In addition, the CI Notes will entitle the holders thereof to receive at maturity, in proportion to the principal amount of the CI Notes held by them, an aggregate of from $10 million up to $55 million in contingent interest. Settlement of the CI Notes may be made by payment of cash or, under certain specified conditions, by delivery of shares of Chartwell Re's common stock. The CI Notes mature on June 30, 2006.
     Chartwell and its subsidiaries may incur additional indebtedness in the future, subject to the limitations contained in the Senior Notes indenture, the agreements governing the Credit Facility and the CI Notes indenture.
     Chartwell is largely dependent upon receipt of dividends and other statutorily permissible payments from its subsidiaries to meet its obligations, including the obligations to pay interest and principal on the Senior Notes and under the Credit Facility. Further, dividend payments by Chartwell Reinsurance and INSCORP are subject to limits under the laws of the States of Minnesota and New York, respectively. Under the applicable provisions of the insurance holding company laws of the State of Minnesota, Chartwell Reinsurance may, upon five days notice to the Commissioner of Insurance of the State of Minnesota ("the Commissioner") following the declaration of dividends to stockholders, and upon at least ten days notice to the Commissioner prior to dividend payments, pay dividends without the approval of the Commissioner, unless such dividends, together with other dividends paid within the preceding twelve months, exceed the greater of (i) 10% of Chartwell Reinsurance's policyholders' surplus as of the end of the prior calendar year or (ii) Chartwell Reinsurance's statutory net income, excluding realized capital gains, for the prior calendar year. Any dividend in excess of the amount determined pursuant to the foregoing formula would be characterized as an "extraordinary dividend" requiring the prior approval of the Commissioner. In any case, the maximum amount of dividends Chartwell Reinsurance may pay is limited to its earned surplus, also known as unassigned funds. As of December 31, 1998, Chartwell Reinsurance reported unassigned funds, as defined, in the amount of $103.8 million. Up to $30.3 million is available under the foregoing formula for the payment of dividends by Chartwell Reinsurance without regulatory approval in 1999. On November 25, 1997, Chartwell Reinsurance paid a $3.0 million dividend to Chartwell and on February 24, 1999, Chartwell Reinsurance paid a $5.5 million dividend to Chartwell. Chartwell Reinsurance paid no dividends in 1996 or 1998.
     Under New York law, which is applicable to INSCORP, the maximum ordinary dividend payable in any twelve month period without the approval of the Superintendent may not exceed the lesser of (a) 10% of policyholders surplus as shown on the company's last annual statement or any more recent quarterly statement or (b) the company's adjusted net investment income. Adjusted net investment income is defined as net investment income for the twelve months preceding the declaration of the dividend plus the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto. In any case, New York law permits the payment of an ordinary dividend by an insurer or reinsurer only out of earned surplus. Moreover, notwithstanding the receipt of any dividend from INSCORP, Chartwell Reinsurance may make dividend payments to Chartwell only to the extent permitted under the Minnesota provisions described above.
     In addition to the foregoing limitation, the New York Insurance Department, as is its practice in any change of control situation, required Chartwell to commit to preclude the acquired New York-domiciled insurer, INSCORP, from paying any dividends for two years after the Piedmont Merger without prior regulatory approval. The foregoing restriction expired on December 13, 1997. INSCORP paid no dividends in 1997 or 1998.
     The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends. Furthermore, beyond the limits described in the preceding paragraph, the
Commissioner and Superintendent have discretion to limit the payment of dividends by insurance companies domiciled in Minnesota and New York, respectively.
     Management believes that current levels of cash flow from operations and assets held at the holding company level provide the Company with sufficient liquidity to meet its operating needs in the short term (over the next 12 months). Management expects Chartwell to be able to continue to meet its operating needs after the next 12 months from internally generated funds. Since the ability of Chartwell to meet its obligations in the long term (beyond such 12-month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet its operating needs. The Company expects that, in order to repay the principal amount of the Senior Notes on maturity or otherwise, it will be required to seek additional financing or engage in asset sales or similar transactions, and would be required to take similar actions in order to repay the CI Notes on maturity or otherwise, in the event it chose or was required to settle the CI Notes in cash rather than common stock. There can be no assurance that sufficient funds for any of the foregoing purposes would be available to the Company at such time.

Market Risk Disclosures
     Chartwell's primary market risk exposures are: foreign currency exchange risk, in particular the U.S. dollar to the British pound sterling; interest rate risk on fixed and variable rate U.S. dollar and British pound sterling denominated short and long-term instruments; and equity price risk.

     Foreign Currency Exchange Rate Risk: Foreign currency risk is the risk that Chartwell will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises from Chartwell's international operations, debt obligations denominated in foreign currencies and foreign equity investments. At December 31, 1998, Chartwell had a net investment of approximately $33.2 million in foreign subsidiaries, $26.8 million in debt obligations denominated in foreign currencies and $3.3 million in foreign equity investments.
     A portion of Chartwell's reinsurance operations is denominated in international currencies, particularly the British pound sterling and the Canadian dollar. This exchange rate exposure is somewhat mitigated by investing the premiums received in currencies in which the liabilities are denominated.
     Based upon data as at December 31, 1998, management estimates that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which Chartwell is exposed would decrease the fair value of its foreign denominated instruments by approximately $2.9 million. Chartwell's net exposure to exchange rates consist of $19.7 million to the British pound sterling, $5.3 million to the Canadian dollar and an aggregate of $3.7 million to all other foreign currencies.

     Interest Rate Risk: Chartwell's fixed maturity investments and indebtedness are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of fixed maturity investments and the interest payable on Chartwell's outstanding variable rate debt. On occasion, Chartwell utilizes stand-alone derivatives to manage and mitigate the volatility of interest rates on certain of its interest rate sensitive instruments. Additionally, the fair value of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment option, relative values of alternative investments, liquidity of the investment and other general market conditions.
     The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates reflect what could be deemed best or worst case scenarios. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. The fair value of such instruments could be affected and therefore actual results might differ from those reflected in the table, which follows:

                                                                       Estimated Fair Value      Hypothetical
                                                Hypothetical Change     After Hypothetical    Percentage Increase
                              Fair Value at       in Interest Rate         Change in              (Decrease) in
                             December 31, 1998   (bp=basis points)       Interest Rate        Stockholders' Equity
Assets: (1)                  -----------------   -----------------       -------------        --------------------
--------------------------                                  (dollars in thousands)
U.S Treasury Securities         $212,467         100 bp decrease            $221,863                   3.2%
and Obligations of US                            100 bp increase             202,243                  (3.5)
Government Corporation                           200 bp increase             191,429                  (7.2)
and Agencies                                     300 bp increase             172,585                  (13.6)

Other fixed maturity            $479,071         100 bp decrease            $504,577                   8.7%
investments                                      100 bp increase             451,318                  (9.5)
                                                 200 bp increase             421,962                  (19.5)
                                                 300 bp increase             370,807                  (37.0)
Liabilities:
--------------------------
Borrowings Under                $112,162         100 bp decrease            $112,315                   0.3%
Investment Agreements                            100 bp increase             112,012                  (0.3)
and other debt                                   200 bp increase             111,862                  (0.5)
                                                 300 bp increase             111,713                  (0.8)

(1) Excludes investments held by CMA managed syndicates.

   Equity Price Risk: The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimates of fair value as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

     Chartwell's common equity portfolio of $36.4 million primarily consists of long term strategic minority positions in illiquid equity securities of managing general agents of Controlled Source Insurance. A 10% immediate decrease in the market prices of all equity securities held by Chartwell at December 31, 1998, would result in an approximate 1.2% decrease in Chartwell's stockholders' equity.

     The above analyses do not take into account any correlation among foreign currency exchange rates, or any correlation among various markets (i.e., the fixed income markets and foreign exchange and equity markets). Chartwell's actual experience may differ from the results noted above due to the correlation assumptions utilized, or if events occur that were not included in the methodology, such as significant liquidity or market events. The selection of the amount of increases or decreases in currency exchange rates, interest rates and equity values in the above analyses should not be construed as a prediction of future market events, but rather, to illustrate the potential impact of such an event.

Year 2000 Compliance
     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment, software and devices with imbedded technology that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. The consequences to the Company of such failures could include business interruption, lost revenue or illiquidity. The magnitude of the financial impact of such potential failures on the Company is not known at this time.
     The Company believes that it has identified all significant computer hardware and software applications and devices with imbedded time sensitive technology that are employed by the Company in its operations that will require modification to ensure Year 2000 Compliance. The Company is using both internal and external resources to test all significant computer systems and applications and to make the modifications necessary for Year 2000 Compliance. The testing and modification process, which is proceeding on schedule, is 95% complete and is expected to be fully completed by June 30, 1999. The testing and modification process has not materially interfered with the Company's Information Technology operations or the operations of the Company .
     In addition, the Company has contacted all of its significant business partners and service vendors to determine their Year 2000 Compliance readiness, as well as the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will become Year 2000 compliant in a timely manner, or that the failure by a third party to become Year 2000 compliant would not have a material adverse effect on the Company.
     The Company is revising its existing disaster recovery contingency plans to address issues specific to the Year 2000 problem. These revisions are expected to be completed by June 30, 1999. Such plans are intended to enable the Company to continue to operate by performing certain processes manually, changing vendors and repairing or replacing existing systems, where feasible.
     The total cost to the Company to test and modify all systems to be Year 2000 compliant has not been, and is not expected to be, material to its financial position or results of operations in any given year. To date, the Company has budgeted $50,000 to accomplish its Year 2000 testing and remediation goals and approximately 50% of the amount budgeted has been expended. Expenditures to fund Year 2000 testing and modification have to date and will continue to be funded from operating cash flows.
     The anticipated completion dates for Year 2000 compliance and the Company's contingency plans and the cost estimates for the completion of the Company's Year 2000 compliance program are based on management's best estimates utilizing current data regarding available resources, coordination with third parties and other relevant factors and information about systems conversion. However, there can be no assurance that these estimates will be achieved, and actual results could differ from the current plan.

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

Accounting Standards

Accounting for Derivative Instruments and Hedging Activities - SFAS No. 133
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for the Company January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for a change in the fair value of a derivative in earnings or other comprehensive income will depend on the intended use of the derivative and the resulting designation. Derivatives can be designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in foreign operations, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction.
     The difference between a derivative's previous carrying amount and its fair value at the date of implementation of SFAS No. 133 shall be reported as a transition adjustment. Such adjustment shall be reported in net income or other comprehensive income as the effect of a change in accounting principle and presented in a manner similar to the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The Company is currently reviewing the impact of the implementation of SFAS No. 133 on its financial statements.

Disclosures About Segments of an Enterprise and Related Information Footnotes - SFAS No. 131
     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information Footnotes," which became effective for the Company beginning January 1, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 had no impact on the Company's financial position or results of operations. Prior year segment information has been reclassified to conform to the SFAS No. 131 requirements.

Reporting Comprehensive Income - SFAS No. 130
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which became effective for the Company beginning January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.


Regulatory Accounting Practices
     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices and it is uncertain when, or if, the states of Minnesota, New York and North Dakota will require adoption of Codification for the preparation of statutory financial statements. The Company has not finalized the quantification of the effects of Codification on its statutory financial statements.

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

Cautionary Note Regarding Forward-Looking Statements
     This Annual Report on Form 10-K contains statements that may be considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
     Such statements may include, without limitation, insofar as they may be considered to be forward-looking statements, certain statements in (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Consolidated Results of Operations - Year Ended December 31, 1998 Compared With Year Ended December 31, 1997" and "--Consolidated Results of Operations - Year Ended December 31, 1997 Compared With Year Ended December 31, 1996" concerning (A) certain relationships among gross premiums written, net premiums written and net premiums earned and (B) the development of reserves in respect of all or a portion of the Company's insurance and reinsurance business;
(ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" concerning the potential effects of certain events on the Company's indebtedness and portfolios of fixed income and equity instruments, foreign currency exposure, derivatives positions and certain other types of instruments; (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Disclosures" concerning the potential effects of changes in the equity markets, interest rates and currency exchange rates; (iv) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance" concerning the costs and effects of Year 2000 compliance; (v) such other statements contained in this Annual Report that may be considered to be forward-looking statements; and (vi) variations of the foregoing statements wherever they appear in this Annual Report.
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these include the following non-exclusive factors:

i. the impact of changing market conditions on the Company's business strategy;
ii. the effects of increased competition on pricing, coverage terms, retention of customers and ability to attract new customers;
iii. greater severity or frequency of the types of large or catastrophic losses which the Company's subsidiaries insure or reinsure; iv. faster or more adverse loss development experience than that on which the Company's underwriting, reserving and investment practices are based;
v.      changes in the Company's retrocessional arrangements;
vi. developments in global financial markets which could adversely affect the performance of the Company's investment portfolio;
vii. litigation, regulatory or tax developments that could adversely affect the Company's business;
viii.   risks associated with the introduction of new products and services; and
ix.     the impact of mergers and acquisitions.

     The facts set forth above should be considered in connection with any forward-looking statement contained in this Annual Report. The important factors that could affect such forward-looking statements are subject to change, and the Company does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect of forward-looking statements provided by Section 27A and Section 21E referred to above.

Item 7A.  Quantitative and Qualitative disclosures About Market Risk

     See "Market Risk Disclosures" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data.

     See the Consolidated Financial Statements and Notes thereto and the Schedules on pages F-1 through F-26 and S-1 through S-7 included in Part IV,
Item 14.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

     None.

                                    PART III

Items 10-13. Information required by Items 10 through 13 has been omitted because the Registrant meets the conditions set forth in General Instruction I
(1) (a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K in the reduced disclosure format.

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

          (c) Reports on Form 8-K-- None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stamford, State of Connecticut, on March 26, 1999.

                                     CHARTWELL RE HOLDINGS CORPORATION

                                     By  /s/ Charles E. Meyers
                                        --------------------------------
                                        Charles E. Meyers
                                        Senior Vice President and
                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                                 Title                                       Date
----------                                 -----                                       ----
/s/ Richard E. Cole              Chief Executive Officer and Chairman of the      March 26, 1999
----------------------------     Board of Directors (Principal Executive
    Richard E. Cole              Officer)

/s/ Charles E. Meyers            Senior Vice President and Chief Financial        March 26, 1999
----------------------------     Officer (Principal Financial Officer)
    Charles E. Meyers

/s/ Richard B. Primerano         Vice President and Controller (Principal         March 26, 1999
----------------------------     Accounting Officer)
    Richard B. Primerano

/s/ Steven J. Bensinger          Director                                         March 26, 1999
----------------------------
    Steven J. Bensinger

/s/ Jacques Q. Bonneau           Director                                         March 26, 1999
----------------------------
    Jacques Q. Bonneau

                        CHARTWELL RE HOLDINGS CORPORATION

Index to Financial Statements
Independent Auditors' Report.........................................................................     F-2
Consolidated Balance Sheets at December 31, 1998 and 1997............................................     F-3
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996...........     F-4
Consolidated Statements of  Stockholder's Equity for the Years Ended
     December 31, 1998, 1997 and 1996................................................................     F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 ..........     F-6
Notes to Consolidated Financial Statements for the Years Ended December 31, 1998, 1997 and 1996......     F-7


Index to Schedules
Schedule I   --  Summary of Investments--Other than Investments in Related Parties....................    S-1
Schedule II  --  Condensed Financial Information of Registrant-Balance Sheets........................     S-2
Schedule II  --  Condensed Financial Information of Registrant-Statements of Operations..............     S-3
Schedule II  --  Condensed Financial Information of Registrant-Statements of Cash Flows..............     S-4
Schedule IV  --  Reinsurance.........................................................................     S-5
Schedule V   --  Valuation and Qualifying Accounts...................................................     S-6
Schedule VI  --  Supplemental Information Concerning Property/Casualty Insurance Operations..........     S-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Chartwell Re Holdings Corporation
Stamford, Connecticut

     We have audited the accompanying consolidated balance sheets of Chartwell Re Holdings Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index on page F-1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chartwell Re Holdings Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey

February 2, 1999

                        CHARTWELL RE HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                  (dollars in thousands, except share amounts)

                                                                                                         1998                1997
                                                                                                      ----------          ----------
ASSETS:
Investments:
  Fixed maturities:
     Held to maturity (market value 1998, $31,786; 1997, $37,421) ..........................          $   30,539          $   36,630
     Available for sale (amortized cost 1998, $637,747; 1997, $645,108) ....................             659,752             657,973
  Other investments ........................................................................              36,358              38,043
Investments held by managed syndicates .....................................................              89,228
Cash and cash equivalents ..................................................................              49,388              29,534
Cash and cash equivalents held by managed syndicates .......................................              10,931
                                                                                                      ----------          ----------
           Total investments and cash ......................................................             876,196             762,180
Accrued investment income ..................................................................              10,723              10,667
Premiums in process of collection ..........................................................             143,879             126,537
Reinsurance recoverable:   on paid losses ..................................................              19,746              34,502
                           on unpaid losses ................................................             239,059             202,593
Prepaid reinsurance ........................................................................              40,933              29,929
Goodwill ...................................................................................              51,902              54,259
Deferred policy acquisition costs ..........................................................              24,084              26,100
Deferred income taxes ......................................................................              23,159              29,847
Deposits ...................................................................................              19,975              19,040
Other assets ...............................................................................              78,898              69,406
                                                                                                      ----------          ----------
           Total assets ....................................................................          $1,528,554          $1,365,060
                                                                                                      ==========          ==========
LIABILITIES:
Loss and loss adjustment expenses ..........................................................          $  878,617          $  788,240
Unearned premiums ..........................................................................             108,495             111,149
Other reinsurance balances .................................................................              53,323              33,723
Accrued expenses and other liabilities .....................................................              64,143              49,345
Long term debt .............................................................................             108,477             104,126
                                                                                                      ----------          ----------
           Total liabilities ...............................................................           1,213,055           1,086,583
                                                                                                      ----------          ----------

COMMITMENTS AND CONTINGENCIES (Note 14)
MINORITY INTEREST ..........................................................................               7,576               9,425
                                                                                                      ----------          ----------
STOCKHOLDER'S EQUITY
Common stock, par value $1.00 per share; authorized 1,000 shares; shares issued and outstanding 100
Additional  paid-in capital ................................................................             217,866             217,866
Accumulated other comprehensive income:
  Net unrealized appreciation of investments ...............................................              12,534               8,741
  Foreign currency translation adjustment ..................................................                 217                 296
Retained earnings ..........................................................................              77,306              42,149
                                                                                                      ----------          ----------
           Total stockholder's equity ......................................................             307,923             269,052
                                                                                                      ----------          ----------
           Total liabilities and stockholder's equity ......................................          $1,528,554          $1,365,060
                                                                                                      ==========          ==========

                 See notes to consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (dollars in thousands)

                                                                                     1998                1997                1996
                                                                                  ---------           ---------           ---------
UNDERWRITING OPERATIONS:
Premiums earned ........................................................          $ 229,504           $ 245,700           $ 209,503
Net investment income ..................................................             47,545              42,228              42,995
Net realized capital gains (losses) ....................................               (339)                 (3)              1,106
                                                                                  ---------           ---------           ---------
           Total revenues ..............................................            276,710             287,925             253,604
                                                                                  ---------           ---------           ---------
Loss and loss adjustment expenses ......................................            135,265             160,848             150,621
Policy acquisition costs ...............................................             61,564              72,655              52,030
Other expenses .........................................................             23,989              16,473              15,774
                                                                                  ---------           ---------           ---------
           Total expenses ..............................................            220,818             249,976             218,425
                                                                                  ---------           ---------           ---------
Income before taxes - underwriting operations ..........................             55,892              37,949              35,179
                                                                                  ---------           ---------           ---------
SERVICE OPERATIONS:
Service and other revenue ..............................................             14,289              28,322               3,367
Equity in net earnings of investees ....................................              5,327               4,794               3,559
Net investment income ..................................................              1,092               1,104                   9
                                                                                  ---------           ---------           ---------
           Total revenues ..............................................             20,708              34,220               6,935
                                                                                  ---------           ---------           ---------
Other expenses .........................................................             12,888              18,084               2,233
Amortization of goodwill ...............................................              2,298               2,297
                                                                                  ---------           ---------           ---------
           Total expenses ..............................................             15,186              20,381               2,233
                                                                                  ---------           ---------           ---------
Income before taxes - service operations ...............................              5,522              13,839               4,702
                                                                                  ---------           ---------           ---------
CORPORATE:
Net investment income ..................................................                187                 125                 594
Net realized capital gains .............................................                368                                      51
General and administrative expenses ....................................              2,668               1,776               1,043
Interest expense .......................................................              9,858               9,057               7,367
Amortization expense ...................................................                859                 579                 410
                                                                                  ---------           ---------           ---------
Loss before taxes - corporate ..........................................            (12,830)            (11,287)             (8,175)
                                                                                  ---------           ---------           ---------
Consolidated income before taxes, minority interest and ................             48,584              40,501              31,706
      extraordinary item
Income tax expense .....................................................             15,351              12,202               9,337
                                                                                  ---------           ---------           ---------
Net income before minority interest and extraordinary item .............             28,299              22,369
                                                                                                                             33,233
Minority interest ......................................................              1,924                (525)
Extraordinary item, net of tax .........................................                                                     (1,874)
                                                                                  ---------           ---------           ---------
Net income .............................................................          $  35,157           $  27,774           $  20,495
                                                                                  =========           =========           =========

                 See notes to consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (dollars in thousands)

                                                                                                  Accumulated Other
                                                                                                 Comprehenisive Income
                                                                                              ----------------------------
                                                                                              Net Unrealized   Foreign
                                                          Common Stock                         Appreciation/   Currency
                                                  ---------------------------    Additional   (Depreciation)  Translation
                                                     Shares          Amount    Paid-in-Capital of Investments  Adjustment
                                                  ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1995 .....................                 $              $    169,320   $      5,219   $          9
Comprehensive income:
  Net income for the period ....................
  Unrealized appreciation/(depreciation)
    during the period (net of tax of ($4,176) ..                                                     (7,755)
  Reclassification adjustment for gains
    included in net income (net of tax of ($623)                                                      1,157
  Foreign currency translation adjustment ......                                                                     1,282
                                                  ------------   ------------   ------------   ------------   ------------
Total comprehensive income .....................                                                     (6,598)         1,282

Issuance of common stock .......................           100                        48,546
                                                  ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1996 .....................           100   $              $    217,866   $     (1,379)  $      1,291
                                                  ============   ============   ============   ============   ============
Balance, December 31, 1996 .....................           100   $              $    217,866   $     (1,379)  $      1,291

Comprehensive income:
  Net income for the period ....................
  Unrealized appreciation/(depreciation)
    during the period (net of tax of $5,451) ...                                                     10,123
  Reclassification adjustment for gains
    included in net income (net of tax of $(2) .                                                         (3)
  Foreign currency translation adjustment ......                                                                      (995)
                                                  ------------   ------------   ------------   ------------   ------------
Total comprehensive income .....................                                                     10,120           (995)
                                                  ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1997 .....................           100   $              $    217,866   $      8,741   $        296
                                                  ============   ============   ============   ============   ============
Balance, December 31, 1997 .....................           100   $              $    217,866   $      8,741   $        296
Comprehensive income:
  Net income for the period ....................
  Unrealized appreciation/(depreciation)
    during the period (net of tax of $2,037) ...                                                      3,783
  Reclassification adjustment for gains
    included in net income (net of tax of ($5) .                                                         10
  Foreign currency translation adjustment ......                                                                       (79)
                                                  ------------   ------------   ------------   ------------   ------------
Total comprehensive income .....................                                                      3,793            (79)
                                                  ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1998 .....................           100   $              $    217,866   $     12,534   $        217
                                                  ============   ============   ============   ============   ============
                                                                      Total
                                                      Retained     Stockholder's
                                                      Earnings        Equity
                                                    ------------   ------------
Balance, December 31, 1995 .....................    $     (6,120)  $    168,428
Comprehensive income:
  Net income for the period ....................          20,495         20,495
  Unrealized appreciation/(depreciation)
    during the period (net of tax of ($4,176) ..                         (7,755)
  Reclassification adjustment for gains
    included in net income (net of tax of ($623)                          1,157
  Foreign currency translation adjustment ......                          1,282
                                                    ------------   ------------
Total comprehensive income .....................          20,495         15,179

Issuance of common stock .......................                         48,546
                                                    ------------   ------------
Balance, December 31, 1996 .....................    $     14,375   $    232,153
                                                    ============   ============
Balance, December 31, 1996 .....................    $     14,375   $    232,153

Comprehensive income:
  Net income for the period ....................          27,774         27,774
  Unrealized appreciation/(depreciation)
    during the period (net of tax of $5,451) ...                         10,123
  Reclassification adjustment for gains
    included in net income (net of tax of $(2) .                             (3)
  Foreign currency translation adjustment ......                           (995)
                                                    ------------   ------------
Total comprehensive income .....................          27,774         36,899
                                                    ------------   ------------
Balance, December 31, 1997 .....................    $     42,149   $    269,052
                                                    ============   ============
Balance, December 31, 1997 .....................    $     42,149   $    269,052
Comprehensive income:
  Net income for the period ....................          35,157         35,157
  Unrealized appreciation/(depreciation)
    during the period (net of tax of $2,037) ...                          3,783
  Reclassification adjustment for gains
    included in net income (net of tax of ($5) .                             10
  Foreign currency translation adjustment ......                            (79)
                                                    ------------   ------------
Total comprehensive income .....................          35,157         38,871
                                                    ------------   ------------
Balance, December 31, 1998 .....................    $     77,306   $    307,923
                                                    ============   ============

                 See notes to consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (dollars in thousands)

                                                                                           1998             1997             1996
                                                                                        ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net premiums collected ....................................................       $ 203,434        $ 174,864        $ 126,456
      Net losses and loss adjustment expenses ...................................        (172,771)        (150,682)        (136,753)
      Overhead expenses .........................................................         (27,813)         (21,052)         (17,166)
      Service and other revenue .................................................           1,868           (4,479)           3,190
      Net income taxes paid .....................................................         (11,190)          (7,173)          (5,168)
      Interest received on investments ..........................................          51,671           44,763           43,158
      Interest paid .............................................................          (9,963)          (9,071)          (7,415)
      Other, net ................................................................          (1,421)          (1,643)           8,443
                                                                                        ---------        ---------        ---------
           Net cash provided by operating activities ............................          33,815           25,527           14,745
                                                                                        ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of held to maturity securities ..................................                             (596)          (8,105)
      Purchases of available for sale securities ................................        (164,082)        (275,794)        (640,182)
      Maturities of held to maturity securities .................................           7,280            1,850              430
      Maturities of available for sale securities ...............................           8,639           31,415           20,729
      Sales of available for sale securities ....................................         158,416          200,792          500,706
      Investment in Oak Dedicated Two Limited, net of cash acquired .............         (23,048)
      Investment in Archer Dedicated plc, net of cash acquired ..................          (4,600)
      Net cash from sale of Syndicate 866 .......................................          10,041
      Investment in Chartwell UK plc, net of cash acquired ......................                                           (39,156)
                                                                                        ---------        ---------        ---------
           Net cash used in investing activities ................................          (7,354)         (42,333)        (165,578)
                                                                                        ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Capital contribution from Parent ..........................................                                            48,546
      Issuance of long term debt ................................................           5,624              693           48,057
      Redemption of long term debt ..............................................          (1,710)          (3,476)         (48,280)
                                                                                        ---------        ---------        ---------
           Net cash provided by (used in) financing activities ..................           3,914           (2,783)          48,323
                                                                                        ---------        ---------        ---------
           Effect of exchange rate on cash ......................................             410           (1,220)             346
                                                                                        ---------        ---------        ---------
Net increase (decrease) in cash and cash equivalents ............................          30,785          (20,809)        (102,164)
Cash and cash equivalents at beginning of year ..................................          29,534           50,343          152,507
                                                                                        ---------        ---------        ---------
Cash and cash equivalents at end of year ........................................       $  60,319        $  29,534        $  50,343
                                                                                        =========        =========        =========
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
      Net income ................................................................       $  35,157        $  27,774        $  20,495
      Adjustments to reconcile net income to net cash provided by operating activities:
           Extraordinary item ...................................................                                             1,874
           Equity in net earnings of investees ..................................          (3,445)          (4,794)          (3,559)
           Net realized capital (gains) losses ..................................             (29)               3           (1,158)
           Minority interest ....................................................          (1,924)             525
           Deferred policy acquisition costs ....................................           2,016           (8,197)             906
           Unpaid loss and loss adjustment expenses .............................          (1,045)          40,382            6,391
           Unearned premiums ....................................................          (2,654)          29,550           (8,974)
           Other reinsurance balances ...........................................           8,596           10,438            6,475
           Reinsurance recoverable ..............................................         (21,710)         (34,951)          (6,710)
           Amortization of goodwill .............................................           2,198            2,294              (12)
           Deferred income taxes ................................................           6,688           12,313           (2,643)
           Net change in receivables and payables ...............................           8,792          (44,815)             500
           Other net ............................................................           1,175           (4,995)           1,160
                                                                                        ---------        ---------        ---------
           Net cash provided by operating activities ............................       $  33,815        $  25,527        $  14,745
                                                                                        =========        =========        =========

                 See notes to consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation--Chartwell Re Holdings Corporation ("Chartwell" or the "Company") is a wholly-owned subsidiary of Chartwell Re Corporation ("Chartwell Re") and, as such, acts as an intermediate level insurance holding company for Chartwell Re, conducting its business through its principal operating subsidiaries, Chartwell Reinsurance Company ("Chartwell Reinsurance"), The Insurance Corporation of New York ("INSCORP") (formerly The Reinsurance Corporation of New York) and Chartwell Managing Agents Limited ("CMA"), a managing agency in the Lloyd's marketplace which is a wholly-owned subsidiary of Chartwell UK plc ("Chartwell UK").
     The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.
     Due to custom and practice in the Lloyd's market, the fiscal year end for Chartwell UK is September 30. Therefore, the Company consolidates the results of Chartwell UK and subsidiaries on a one quarter lag. There were no events affecting Chartwell UK during the period from October 1, 1998 through December 31, 1998 which would have a material impact on the financial position of the Company.
     Investments in companies in which the Company owns 20 to 50 percent of the voting common stock or has the ability to exercise significant influence over the operating and financial policies of the investees are accounted for under the equity method.
     (b) Investments--Fixed maturity securities are categorized as either assets held to maturity or as available for sale. Securities on deposit with state regulatory authorities are designated as held to maturity and are recorded at amortized cost. The Company has both the ability and intent to hold these securities until their maturity. All investments designated as available for sale are stated at aggregate market value with unrealized appreciation and depreciation reported as a separate component of stockholders' equity, net of applicable deferred income taxes.
     Realized gains and losses on sales of securities are determined on the specific identification method. Investment income is recognized when earned.
     (c) Investments and Cash and Cash Equivalents Held By Managed Syndicates - The Company has included in the consolidated balance sheet its pro-rata share of the investments and cash and cash equivalents held by CMA managed syndicates. Such pro-rata share is determined based on the Company's percentage of capacity owned through its dedicated corporate capital vehicles.
     (d) Cash and Cash Equivalents--The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
     (e) Premiums Earned and Unearned Premiums-- Premiums, net of reinsurance ceded, are recognized as income ratably during the terms of the related insurance and reinsurance contracts. Unearned and prepaid reinsurance premium reserves are established to cover the unexpired portion of premiums written. Such reserves are computed by pro rata methods for direct business and are established based on reports received from ceding companies for reinsurance.
     The Company estimates and accrues for unreported premiums and losses, as well as premium and commission adjustments on retrospectively rated or other experience rated reinsurance contracts, based on the difference between total costs before and after the experience under the contract (the with-and-without method). These estimates of experience to date are based on statistical data with subsequent adjustments recorded in the period in which they become known.
     (f) Profit Commissions--Profit commissions earned on business emanating from Lloyd's syndicates are estimated, earned and recorded using studies of the profitability of the business underwritten. Profit commission estimates are continually monitored and reviewed. As new information is received, changes are reflected in current operations with final settlement three years after the underwriting year to which it relates.
     (g) Deferred Policy Acquisition Costs--Acquisition costs, comprised primarily of commissions, are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed to determine that they do not exceed recoverable amounts, after considering investment income.
     (h) Deposits--Deposits are those premiums paid in relation to reinsurance contracts which do not qualify as a transfer of risk under the Company's accounting policies. The deposits earn interest at the contractual amounts set forth in the reinsurance contracts.

     (i) Loss and Loss Adjustment Expenses--The liability for loss and loss adjustment expenses ("LAE") is based on reports and individual case estimates and additional estimates provided by the Company's claims department. This liability also includes an amount for loss and LAE incurred but not reported based on past experience of the Company and the reinsurance and insurance industries. These estimates are regularly reviewed and, as new information becomes known, the liability is adjusted as necessary. Such adjustments, if any, are reflected in results of operations in the period in which they become known.
     (j) Income Taxes--Income taxes are accounted for using the asset and liability method pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences arising between the financial statement carrying amounts and the tax bases of existing assets and liabilities. SFAS No. 109 requires the recognition of future tax benefits to the extent that realization of such benefits is "more likely than not."
     Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested. Repatriation of undistributed earnings of non-U.S. subsidiaries is done only when it is tax efficient to do so.
     (k) Goodwill--Goodwill represents the unamortized excess of purchase price over the fair value of net assets of acquired entities. Goodwill is amortized generally on a straight-line basis over periods not to exceed forty years. On a periodic basis, the Company estimates the future undiscounted cash flows of the business to which it relates in order to ensure that the carrying value of goodwill has not been impaired. If impairment exists, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. Amortization charged to operations for each of the years ended December 31, 1998, 1997 and 1996 was $2,198,000, $2,294,000 and ($12,000), respectively. Accumulated amortization of goodwill at December 31, 1998 and 1997 was $5,910,000 and $4,179,000 respectively. Approximately $1,575,000 and $2,042,000, respectively, of accumulated amortization at December 31, 1998 and 1997 reflects the effect of foreign currency fluctuations on goodwill related to Chartwell UK.
     (l) Insurance Brokerage Assets and Liabilities - The following fiduciary assets and liabilities maintained by the Company's insurance agency subsidiaries on behalf of the insureds are presented net in the consolidated financial statements at December 31, 1998 and 1997 (in thousands):

                                              1998            1997
                                              ----            ----

Cash ..................................    $  6,132        $  6,397
Accounts receivable ...................    $ 20,566        $ 19,559
Accounts payable ......................    $(26,698)       $(25,956)

     (m) Comprehensive Income--In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which became effective for the Company beginning January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income consists of net income, foreign currency translation adjustment and net unrealized appreciation (depreciation) of investments and is presented in the Consolidated Statement of Stockholder's Equity. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.
     (n) Minority Interest--Minority interest primarily represents Chartwell Re's 35% share of the equity of Chartwell Holdings Limited ("Holdings Limited").
     (o) Foreign Currency Translation--Adjustments resulting from the translation of the financial statements of non-U.S. subsidiaries to U.S. dollars are reported as a separate component of stockholder's equity. Assets and liabilities denominated in foreign currency are translated at the exchange rates in effect at the balance sheet date. Results of operations are translated at average exchange rates during each period.
     (p) Disclosure about Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosures of the estimated fair market value of certain financial instruments. In cases where quoted market prices are not readily available, fair values are based on estimates that use present value or other valuation techniques.
     (q) Management Estimates--The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated statements of the financial condition and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates concern the liability for loss and LAE, described above.

     (r) New Accounting Standards--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for the Company January 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for a change in the fair value of a derivative in earnings or other comprehensive income will depend on the intended use of the derivative and the resulting designation. Derivatives can be designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in foreign operations, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction.
     The difference between a derivative's previous carrying amount and its fair value at the date of implementation of SFAS No. 133 shall be reported as a transition adjustment. Such adjustment shall be reported in net income or other comprehensive income as the effect of a change in accounting principle and be presented in a manner similar to the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes."
     The Company is currently reviewing the impact of the implementation of SFAS No. 133 on its financial statements.
     (s) Reclassification--Certain account balances from prior years' presentations have been reclassified to conform with the current year presentation.

2.   ACQUISITIONS AND DISPOSITIONS

Chartwell UK Acquisition

     On November 19, 1996, Holdings Limited, a newly-formed, indirect wholly-owned subsidiary of Chartwell Re acquired 100% of the outstanding stock (the "Acquisition") of Chartwell UK (formerly Archer Group Holdings plc) in exchange for cash and loan notes ("Loan Notes"). The Loan Notes, guaranteed by First Union National Bank N.A., pay interest semi-annually at one percent below the Sterling London Interbank Offered Rate ("Sterling LIBOR") and, unless previously redeemed or purchased, mature in June 2002. The Loan Notes are transferable, subject to certain restrictions, but are not listed on any exchange. Prior to the Acquisition, Chartwell UK was publicly traded on the London Stock Exchange.
     The Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on the preliminary determination of the respective fair values at the date of acquisition, which were estimated based upon information available at December 31, 1996. During 1997, the Company decreased the fair value of tangible net assets acquired by approximately $6,642,000, as more information became available. Goodwill of approximately $58,936,000, representing the final determination of the fair value of net assets acquired over the purchase price, is being amortized on a straight-line basis over twenty-five years.
     The purchase price presented at the U.S. Dollar equivalent at the date of acquisition, was determined to be $60,289,000 and was allocated to the respective net assets and liabilities received as follows (in thousands):

Historical book value of Chartwell UK ........    $  6,044
                                                  --------
Acquisition adjustments:
      Deferred taxes .........................      (1,666)
      Accrued expenses .......................      (8,072)
      Other assets ...........................       5,047
                                                  --------
                                                    (4,691)
Fair value adjustment - Goodwill .............      58,936
                                                  --------
Total purchase price .........................    $ 60,289
                                                  ========

     Results of Chartwell UK's operations from the date of acquisition to December 31, 1996 were not material to the consolidated financial statements of the Company and, accordingly, have not been included in such financial statements.
     Chartwell Re directly owns 35% of Holdings Limited. Such minority interest is presented in the consolidated balance sheet. The Company recognized $1,924,000 and ($525,000) of minority interest during the years ended December 31, 1998 and 1997, respectively, representing Chartwell Re's ownership interest in the net income of Holdings Limited.

Other Transactions

     On September 30, 1998, Chartwell Reinsurance acquired 100% of the outstanding stock of Oak Dedicated Two Limited (formerly LIMIT (No. 8) Limited) in exchange for cash of (pound)3.3 million ($5.4 million). Oak Dedicated Two Limited is a corporate member of Lloyd's which underwrote a total capacity of (pound)41.7 million ($69.2 million) for the 1998 year of account on syndicates managed by CMA.
     On October 28, 1998, Holdings Limited commenced the acquisition of the remaining 70.8% of the Ordinary Shares and the remaining 69.3% of the Preference Shares of Archer Dedicated plc ("Archer") in exchange for cash of (pound)5.7 million ($9.5 million). Archer is a holding company for ADIT One Limited, a Lloyd's dedicated corporate capital vehicle formed in 1994 to provide a means for investors to participate exclusively in underwriting on syndicates managed by CMA. ADIT One Limited underwrote a total capacity of (pound)45.4 million ($75.4 million) for the 1998 year of account on syndicates managed by CMA.
     On September 10, 1998, Chartwell UK sold the business of Shead Motor Policies at Lloyd's ("Syndicate 866") and Archer Personal Lines in exchange for cash of (pound)6.1 million ($10.0 million).

Pro Forma Information
     The following pro forma unaudited consolidated income statement information for the Company for the year ended December 31, 1996 is presented as though the acquisition of Chartwell UK and the redemption of 35% of the outstanding 10.25% Senior Notes due 2004 ("Senior Notes") (See Note 13) had occurred on January 1, 1996 (in thousands):

                                                                  1996
                                                                  ----
Total revenues................................................ $ 289,336
Net income....................................................    24,990

     This pro forma financial information has been prepared for informational purposes only and includes certain adjustments such as amortization expense as a result of goodwill and certain other adjustments, together with related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been consummated on the assumed dates.

3.   BUSINESS SEGMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information Footnotes," which became effective for the Company beginning January 1, 1998. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments, products and services, geographic areas and major customers in annual financial statements and related footnote disclosures. The adoption of SFAS No. 131 had no impact on the Company's financial position or results of operations. Prior year segment information has been reclassified to conform to the SFAS No. 131 requirements.
     The Company's operations have been classified into four segments. The Reinsurance, Controlled Source Insurance and CMA Dedicated Facilities segments include the pre-tax results of the insurance and reinsurance entities over which management of the Company is responsible for making all underwriting decisions, including Chartwell Reinsurance, INSCORP, Oak Dedicated Limited, Oak Dedicated Two Limited and ADIT One Ltd. The insurance and reinsurance operations of these entities have been separated among the three segments based upon the nature of the clientele and their business or products.
     The Reinsurance products include treaty reinsurance written through reinsurance brokers for casualty and, to a lesser extent, property risks as well as for marine and aviation risks. The Controlled Source Insurance products include property and casualty insurance written through specialty program administrators. The CMA Dedicated Facilities products include marine, non-marine property, non-marine liability, aviation, motor and life business underwritten by Lloyd's syndicates.
     The Service Operations segment includes the pre-tax results from services or capital provided to or investments in insurance entities over which management of the Company does not influence the underwriting decisions and the pre-tax results of Chartwell Advisers Limited and CMA, net of related goodwill amortization. Corporate items relate primarily to capital costs associated with the Company's debt as well as unallocated employee expenses incurred in connection with the investigation of possible acquisition targets.
     The accounting policies of the operating segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The measure of profitability of the insurance segments is composite underwriting result, which represents gross profit margin on insurance products before insurance administrative expenses and consists of premiums, less loss and LAE, acquisition costs and commissions. The measure of profitability of the service operations segment is net income (loss) before taxes, excluding non-recurring investment and foreign exchange gains and losses.

     Assets for each segment are reported based on a specific identification basis. The insurance segments' assets primarily consist of cash and investments, premiums in process of collection, reinsurance recoverable and deferred acquisition costs. The service operations segment's assets primarily consist of cash and investments, goodwill and service receivables.

     Summarized  financial   information   concerning  the  Company's  operating
segments is shown in the following table (in thousands):

                                                       Controlled         CMA
                                                         Source        Dedicated        Service
                                       Reinsurance      Insurance      Facilities      Operations    Corporate      Total
                                       -----------      ---------      ----------      ----------    ---------      -----
1998
Segment profit or loss:
  Total revenues                       $  156,234       $  48,681      $  71,795       $  20,708      $   555    $ 297,973
  Net investment income                    34,541           6,125          6,879           1,092          187       48,824
  Composite underwriting result            20,859           5,988          5,828                                    32,675
  Income (loss) before taxes               44,582           6,016          5,294           5,522      (12,830)      48,584
Segment assets:
  Deferred acquisition costs               17,592           6,492                                                   24,084
  Goodwill                                                                 8,122          43,780                    51,902
  Total assets                            671,991         591,341        195,169          45,887       24,166    1,528,554

1997
Segment profit or loss:
  Total revenues                       $  227,814       $  39,787      $  20,324       $  34,220      $   125    $ 322,270
  Net investment income                    36,053           5,851            324           1,104          125       43,457
  Composite underwriting result             9,467           2,013            717                                    12,197
  Income (loss) before taxes               35,097           3,047           (195)         13,839      (11,287)      40,501
Segment assets:
  Deferred acquisition costs               18,201           7,899                                                   26,100
  Goodwill                                                                                54,259                    54,259
  Total assets                            676,263         575,534         14,950          59,511       38,802    1,365,060

1996
Segment profit or loss:
  Total revenues                       $  233,264       $  20,340                      $   6,935      $   645    $ 261,184
  Net investment income                    37,093           5,902                              9          594       43,598
  Composite underwriting result             5,323           1,529                                                    6,852
  Income (loss) before taxes               34,160           1,019                          4,702       (8,175)      31,706
Segment assets:
  Deferred acquisition costs               11,928           5,975                                                   17,903
  Goodwill                                                                                52,609                    52,609
  Total assets                            696,042         444,094                         87,800       17,288    1,245,224

     Because of the nature of the insurance and reinsurance industries, the Company has no individual or group which would be considered a major customer. The Company's principle areas of operation include the United States, the United Kingdom and, to a limited extent, Canada and continental Europe. Geographic information is presented below (in thousands):

                                                           United         United            Other
                                                           States         Kingdom          Foreign     Consolidated
                                                           ------         -------          -------     ------------
                        1998
Total revenue........................................   $  210,289       $  85,390       $   2,294      $  297,973
Income before taxes..................................       45,957             380           2,247          48,584
Net income (loss)....................................       34,411           (616)           1,362          35,157
Identifiable net assets..............................    1,289,303         211,175          28,076       1,528,554
                        1997
Total revenue........................................   $  270,682       $  48,130       $   3,458      $  322,270
Income before taxes..................................       31,480           5,057           3,964          40,501
Net income...........................................       22,774           2,310           2,690          27,774
Identifiable net assets..............................    1,240,053          97,281          27,726       1,365,060
                        1996
Total revenue........................................   $  256,136       $   2,124       $   2,924      $  261,184
Income before taxes..................................       27,142             992           3,572          31,706
Net income...........................................       17,217             699           2,579          20,495
Identifiable net assets..............................    1,156,747          60,755          27,722       1,245,224

4.   INVESTMENTS

     The amortized cost and estimated market values of investments in securities with fixed maturities were as follows (in thousands):

                                                                        Gross Unrealized       Estimated
                                                        Amortized     ---------------------      Market      Carrying
                                                           Cost         Gains       Losses       Value        Amount
                                                        ---------     --------     --------    ---------    ---------
December 31, 1998
Held to maturity:
  U.S. Treasury securities and obligations of U.S.
      government and government agencies.............   $  19,248     $    379     $           $  19,627    $  19,248
  Obligations of states and political subdivisions...       1,862           16                     1,878        1,862
  Debt securities issued by foreign governments......       8,376          807                     9,183        8,376
  Corporate securities...............................       1,053           45                     1,098        1,053
                                                        ---------     --------     --------    ---------    ---------
Subtotal.............................................      30,539        1,247                    31,786       30,539
                                                        ---------     --------     --------    ---------    ---------
Available for sale:
  U.S. Treasury securities and obligations of U.S.
      government and government agencies.............      56,841        2,618            6       59,453       59,453
  Obligations of states and political subdivisions...     163,369        6,652                   170,021      170,021
  Debt securities issued by foreign governments......      19,144          940            4       20,080       20,080
  Corporate securities...............................     227,775        8,224          704      235,295      235,295
  Redeemable preferred stock.........................      35,773        1,732           83       37,422       37,422
  Mortgage backed securities.........................     134,845        2,728           92      137,481      137,481
                                                        ---------     --------     --------    ---------    ---------
Subtotal.............................................     637,747       22,894          889      659,752      659,752
                                                        ---------     --------     --------    ---------    ---------
Total ...............................................   $ 668,286     $ 24,141     $    889    $ 691,538    $ 690,291
                                                        =========     ========     ========    =========    =========

December 31, 1997
Held to maturity:
  U.S. Treasury securities and obligations of U.S.
      government and government agencies.............   $  20,594     $     95     $    107    $  20,582    $  20,594
  Obligations of states and political subdivisions...       1,868           11                     1,879        1,868
  Debt securities issued by foreign governments......      13,013          773           26       13,760       13,013
  Corporate securities...............................       1,155           45                     1,200        1,155
                                                        ---------     --------     --------    ---------    ---------
Subtotal.............................................      36,630          924          133       37,421       36,630
                                                        ---------     --------     --------    ---------    ---------

Available for sale:
  U.S. Treasury securities and obligations of U.S.
      government and government agencies.............      58,922          604           77       59,449       59,449
  Obligations of states and political subdivisions...     155,109        4,578           11      159,676      159,676
  Debt securities issued by foreign governments......      15,342          513            1       15,854       15,854
  Corporate securities                                    212,143        4,415          461      216,097      216,097
  Redeemable preferred stock.........................      36,780        1,602            3       38,379       38,379
  Mortgage backed securities.........................     166,812        2,064          358      168,518      168,518
                                                        ---------     --------     --------    ---------    ---------
Subtotal.............................................     645,108       13,776          911      657,973      657,973
                                                        ---------     --------     --------    ---------    ---------
Total ...............................................   $ 681,738     $ 14,700     $  1,044    $ 695,394    $ 694,603
                                                        =========     ========     ========    =========    =========

     The amortized cost and estimated market value of securities with fixed maturities at December 31, 1998 and 1997, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Held to Maturity         Available for Sale
                                                                 ----------------------    ----------------------
                                                                               Estimated                 Estimated
                                                                 Amortized       Market     Amortized      Market
                                                                   Cost          Value         Cost        Value
                                                                 --------      --------    ---------    ---------
December 31, 1998
Due in one year or less.......................................   $ 11,287      $ 11,334    $  22,516    $  22,631
Due after one year through five years.........................     13,538        14,350      176,799      181,020
Due after five years through ten years........................      1,172         1,436      189,474      196,966
Due after ten years...........................................      4,542         4,666      114,113      121,654
Mortgage backed securities....................................                               134,845      137,481
                                                                 --------      --------    ---------    ---------
                                                                 $ 30,539      $ 31,786    $ 637,747    $ 659,752
                                                                 ========      ========    =========    =========
December 31, 1997
Due in one year or less.......................................   $  8,763      $  8,856    $  13,106    $  13,187
Due after one year through five years.........................     17,332        17,566      170,525      172,485
Due after five years through ten years........................      6,007         6,514      175,901      180,650
Due after ten years...........................................      4,528         4,485      118,764      123,133
Mortgage backed securities....................................                               166,812      168,518
                                                                 --------      --------    ---------    ---------
                                                                 $ 36,630      $ 37,421    $ 645,108    $ 657,973
                                                                 ========      ========    =========    =========

     Proceeds from sales of available for sale securities (excluding fixed income security paydowns and calls) during 1998, 1997, and 1996 were $90,588,000, $77,339,000 and $281,712,000, respectively. Gross gains of
$788,000,  $523,000 and $3,421,000 and gross losses of $759,000,  $526,000,  and
$2,264,000 were realized on those sales during the years ended December 31, 1998, 1997 and 1996, respectively.

     Sources of net investment income for the years ended December 31, 1998, 1997 and 1996 were as follows (in thousands):


                                               1998         1997         1996
                                             --------     --------     --------
Investment income:
  Fixed maturities ......................    $ 40,684     $ 39,752     $ 43,344
  Equity securities .....................       2,618        2,841        1,150
  Other .................................       6,501        1,867           96
                                             --------     --------     --------
Total investment income .................      49,803       44,460       44,590
Investment expenses .....................        (979)      (1,003)        (992)
                                             --------     --------     --------
Net investment income ...................    $ 48,824     $ 43,457     $ 43,598
                                             ========     ========     ========

Realized gains (losses) on investments:
  Fixed maturities ......................    $    232     $     (4)    $    373
  Equity securities .....................        (203)           1          784
                                             --------     --------     --------
Net realized capital gains (losses) .....    $     29     $     (3)    $  1,157
                                             ========     ========     ========


     The net unrealized appreciation (depreciation) of investments included as a separate component of stockholder's equity at December 31, 1998 and 1997 is as follows (in thousands):

                                                               1998       1997
                                                            --------   --------
Difference  between  market value and amortized cost of
  available for sale portfolio:
  Fixed maturities ......................................   $ 22,005   $ 12,865
  Equity securities .....................................     (2,721)       583
                                                            --------   --------
                                                              19,284     13,448
Deferred tax benefit (expense) ..........................     (6,750)    (4,707)
                                                            --------   --------
Net unrealized appreciation (depreciation)
  of investments ........................................   $ 12,534   $  8,741
                                                            ========   ========

     Unrealized appreciation (depreciation) of investments in equity securities at December 31, 1998 and 1997 includes gross unrealized gains of $1,026,000 and $1,513,000, respectively, and gross unrealized losses of $3,747,000 and $930,000, respectively.

     At December 31, 1998 and 1997, bonds with a carrying value of approximately $35,895,000 and $36,630,000, respectively, were on deposit with state regulatory authorities, as required by law. The Company also had cash, cash equivalents and bonds totaling $16,449,000 and $18,681,000, in trusts held for the benefit of ceding companies at December 31, 1998 and 1997, respectively.

     At December 31, 1998 and 1997, the Company had $17,105,000 and $15,914,000,
respectively, of investments held in collateral accounts subject to certain restrictions in conjunction with a loan guarantee and a letter of credit arrangement (Note 14).

     At December 31, 1998 and 1997, the Company had loaned securities of approximately $12,819,000 and $14,443,000, respectively, at fair market value under a security lending agreement administered through U.S. Bank, the Company's primary custodian. In connection with these transactions, the Company holds as collateral securities with a fair value equal to 102% of the fair value of the securities lent to others. Such collateral securities are marked to market on a daily basis and borrowers are required to supply additional collateral to prevent any collateral from falling below 102% of the fair value of the loaned securities.

5.   FAIR VALUE AND FINANCIAL INSTRUMENTS

     The following methods were used in estimating fair value disclosures for significant financial instruments. Cash equivalents approximate their carrying amount due to the short duration of those investments. Fixed maturity securities are based upon quoted market information. The fair value of long term debt at December 31, 1998 and 1997 which bears interest at a fixed rate is based upon current rates offered to the company for debt of similar remaining maturity. The fair value of debt at December 31, 1998 and 1997 which bears interest at a variable rate is assumed to equal the carrying value of the debt. The carrying amounts and fair values of the Company's significant financial instruments are as follows (in thousands):

                                           1998                     1997
                                   --------------------    --------------------
                                   Carrying                Carrying
                                    Amount    Fair Value    Amount    Fair Value
                                   --------   ----------   --------   ----------
Assets:
  Cash and cash equivalents ....   $ 60,319    $ 60,319    $ 29,534    $ 29,534
  Fixed maturity securities ....    690,291     691,538     694,603     695,394
Liabilities:
  Long-term debt ...............   $108,477     112,162    $104,126    $109,722
  Interest Rate Swap ...........                    539

     On June 30, 1998, the Company entered into an interest rate swap agreement (the "Swap") for other than trading purposes with First Union to convert a specific portion of the floating rate loans outstanding under the Credit Facility to a fixed rate. The Swap requires the company to pay First Union interest on a notional amount equivalent to the principal outstanding ((pound)10,280,000 at December 31, 1998) at a fixed annual rate throughout the term of the related debt obligation of 6.85% and for First Union to pay the Company interest equal to the three month LIBOR interest rate determined at the commencement of each calendar quarter. The Swap terminates on December 31, 2002. The weighted average LIBOR rate payable by First Union in 1998 under the Swap was 7.62%. The Swap is valued based on a mathematical approximation of market values derived from proprietary models as of a given date and calculated on a mid-market basis excluding any bid/offered spread that would be reflected in an actual price quotation.

     The notional amount set forth in the Swap does not represent an amount exchanged by the Company and First Union, and thus is not a measure of exposure of the Company. Since First Union is not required to collateralize its obligations under the Swap, the Company is exposed to loss if First Union were to default on its obligations under the Swap. The Company does not believe that any reasonably likely change in interest rates would, as a result of the Swap, have a material adverse effect on the financial position, the results of operations or cash flows of the Company. The Swap was reviewed and approved by the Company's Board of Directors.

6.   FEDERAL INCOME TAXES

     The Company files a consolidated Federal income tax return with its parent and all includable subsidiaries. The 1998, 1997 and 1996 current income taxes are based upon regular taxable income.

     Consolidated income before taxes, minority interest and extraordinary item, for the years ended December 31, 1998, 1997 and 1996 consisted of the following (in thousands):

                                                  1998        1997        1996
                                               --------    --------    --------
United States ..............................   $ 45,957    $ 31,480    $ 27,142
Foreign ....................................      2,627       9,021       4,564
                                               --------    --------    --------
  Total ....................................   $ 48,584    $ 40,501    $ 31,706
                                               ========    ========    ========

     The components of income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                  1998        1997        1996
                                               --------    --------    --------
U.S. Taxes:
Current ....................................   $  5,703    $  3,743    $  8,537
Deferred ...................................      4,616       4,942        (213)
                                               --------    --------    --------
                                                 10,319       8,685       8,324
                                               --------    --------    --------
Foreign Taxes:
Current ....................................      5,032       2,183       1,013
Deferred ...................................                  1,334
                                               --------    --------    --------
                                                  5,032       3,517       1,013
                                               --------    --------    --------
Total U.S. and foreign income tax expense ..   $ 15,351    $ 12,202    $  9,337
                                               ========    ========    ========

     The difference between actual income tax expense and the amount computed by applying the statutory Federal income tax rate of 35% for the years ended December 31, 1998, 1997 and 1996, is as follows (in thousands):

                                                  1998        1997        1996
                                               --------    --------    --------
Income tax expense at statutory rate .......   $ 17,004    $ 14,176    $ 11,097
Non-taxable investment income ..............     (2,773)     (2,598)     (1,400)
Foreign operations .........................        219        (682)
Amortization of goodwill ...................        769         769         (35)
Other, net .................................        132         537        (325)
                                               --------    --------    --------
                                               $ 15,351    $ 12,202    $  9,337
                                               ========    ========    ========

     As of December 31, 1998, the Company and all includable subsidiaries have U.S. net operating loss carryforwards of $15,717,000 which will be available (subject to the annual limitation discussed below) to offset regular taxable income during the carryforward period (expiring 2007). The net operating losses were generated by INSCORP prior to its acquisition by the Company. Due to this change in ownership, as defined by Section 382 of the Internal Revenue Code, the amount of net operating loss available to offset future taxable income each year is limited to a maximum of $3,483,000.

     The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are considered permanently reinvested outside the United States. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings. However, the Company does not anticipate that the income or withholding tax that would be payable upon remittance of the undistributed earnings of the non-U.S. subsidiaries would aggregate to a material amount.

     The tax effects of the temporary differences comprising the Company's net deferred tax asset at December 31, 1998 and 1997 are as follows (in thousands):

                                                                 1998      1997
                                                               -------   -------
Deferred tax assets:
  Discounting of loss reserves .............................   $32,846   $37,429
  Unearned premiums ........................................     4,729     5,686
  Deposit accounting .......................................       715       980
  Allowance for uncollectible reinsurance ..................     1,225     1,225
  Net operating losses .....................................     5,375     6,802
  Others, net ..............................................     5,085     4,820
                                                               -------   -------
Gross deferred tax assets ..................................    49,975    56,942
                                                               -------   -------

Deferred tax liabilities:
  Deferred acquisition costs ...............................     8,429     9,135
  Earned but not reported premiums net of loss and expense .     3,223     3,141
  Unrealized appreciation of investments ...................     6,750     4,707
  Accrued market discount ..................................        52       609
  Profit commission ........................................       696     3,149
  Others, net ..............................................     1,214     1,534
                                                               -------   -------
Gross deferred tax liabilities .............................    20,364    22,275
                                                               -------   -------
Net deferred asset .........................................   $23,159   $29,847
                                                               =======   =======

     Realization of the deferred tax asset is dependent on the Company generating sufficient taxable income to realize the benefits of the net deferred tax assets. Although realization is not assured, management believes it is more likely than not that the entire net deferred tax asset will be realized and as such no valuation allowance has been recorded at December 31, 1998 or 1997.

7.   EMPLOYEE BENEFIT PLANS

     Eligible employees of the Company may participate in a defined contribution plan (the "Plan") established by Chartwell Re. Under the Plan, the Company makes a matching contribution equal to 50% of each employee's pretax contribution, not to exceed 6% of the employee's compensation. Amounts expensed under the Plan for the years ended December 31, 1998, 1997 and 1996 were $209,000, $188,000 and
$168,000, respectively.

     Certain members of management will receive a supplement to the Plan payable at the earlier of age 65 or employment termination. The supplement will be equal to the aggregate contributions made with respect to the employee to a trust established by the Company. Annual contributions to the trust are 13.5% to 20.0% of the employee's base salary as stated in their employment agreements. The amounts expensed in 1998, 1997 and 1996 for the obligation under this plan amounted to $206,500 each year.

     Chartwell UK operates contributory defined contribution plans for its U.K. employees. The level of the contribution varies between 5% and 20% dependent upon the age of each participant at the beginning of each calendar year. The amount expensed in 1998 and 1997 for the obligation under these plans amounted to $2,305,000 and $2,523,000, respectively.

8.   RELATED-PARTY TRANSACTIONS

     The Company holds an equity investment in certain managing general agents ("MGAs") through which it writes Controlled Source Insurance business. Such investments are accounted for under the equity method. At December 31, 1998, the carrying values of the investments in Florida Intracoastal Underwriters (25% owned), HDR Insurance Services (20% owned) and Inter-Reco (49% owned) were $1,281,000, $894,000 and $181,000, respectively. For the years ended December 31, 1998, 1997 and 1996, the Company incurred $21,554,000, $19,536,000 and
$10,038,000, respectively, of commission expense payable to these MGAs. At December 31, 1998 and 1997, the Company's consolidated balance sheet includes $19,332,000 and $10,811,000, respectively, of agents' balances receivable from these MGAs including installment premiums deferred and not yet due. The current portion of balances due from these MGAs are settled on a monthly basis.

     During 1992, Chartwell Reinsurance entered into a reinsurance contract with Old American Insurance Company, then a related party. For the years ended
December 31, 1997 and 1996, Chartwell Reinsurance earned $3,819,000 and $1,716,000 of premium on this contract and incurred, prior to the effect of reinsurance ceded $2,750,000 and $1,506,000 in loss and LAE, respectively. At December 31, 1997, the loss and LAE liability for this contract was $1,141,000 and unearned premiums were $569,000, respectively. Old American Insurance Company is no longer a related party.

9.   RESTRICTION ON PAYMENT OF DIVIDENDS

     The ability of the Company to pay cash dividends to Chartwell Re is dependent upon the amount of dividends received from Chartwell Reinsurance. Chartwell Reinsurance's ability to pay cash dividends to the Company is, in turn, restricted by law or subject to approval of the insurance regulatory authorities of Minnesota, Chartwell Reinsurance's state of domicile. Insurance regulatory authorities recognize statutory accounting practices for the ability of an insurer to pay dividends to its shareholders.
     Under the insurance laws of the State of Minnesota, payment of dividends by Chartwell Reinsurance in any year is limited to the greater of: (i) 10% of capital and surplus as of the prior year end as determined in accordance with statutory accounting practices; or (ii) statutory net income from operations of the next preceding year excluding realized capital gains. Notwithstanding the foregoing, Chartwell Reinsurance may pay dividends only from its earned surplus, also known as unassigned funds. The maximum dividend that can be paid without prior approval of the Minnesota Department of Commerce in 1999 is $30.3 million.
     On November 25, 1997, Chartwell Reinsurance paid a $3.0 million dividend to the Company. On February 24, 1999, Chartwell Reinsurance paid a $5.5 million dividend to the Company. No dividends were paid in 1996 or 1998.
     In addition, under the insurance laws of the State of New York, INSCORP may pay dividends to Chartwell Reinsurance only out of its statutory earned surplus. The maximum amount of cash dividends INSCORP may pay out of its statutory earned surplus, without prior regulatory approval, is subject to statutory restrictions imposed by New York State Insurance Law. Generally, the maximum amount that may be paid in any twelve month period without prior approval is the lesser of net investment income as defined or 10% of statutory surplus to policyholders.
     In addition to the foregoing limitation, the New York State Insurance Department, as is its practice in any change of control situation, required the Company to commit to preclude INSCORP from paying any dividends for two years from the date of its merger with Chartwell Re without prior regulatory approval. The two year period ended on December 13, 1997. INSCORP paid no dividends in 1997 or 1998.
     The capital and surplus of Chartwell Reinsurance on the basis of statutory accounting practices was $302,871,000 and $262,606,000 at December 31, 1998 and 1997, respectively. Net income of Chartwell Reinsurance based on statutory accounting principles was $23,791,000, $10,239,000 and $6,156,000 for the years ended December 31, 1998, 1997 and 1996, respectively.
     The capital and surplus of INSCORP on the basis of statutory accounting practices was $131,747,000 and $113,677,000 at December 31, 1998 and 1997,
respectively. Net income of INSCORP based on statutory accounting principles was $22,627,000, $14,234,000 and $22,270,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

10.  REINSURANCE ASSUMED AND CEDED

     The Company cedes a portion of its risks by utilizing various retrocessional contracts. These contracts do not relieve the Company from its obligations to policyholders. The Company regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk with respect to amounts recoverable under these contracts.

     The effect of reinsurance on premiums written and earned at December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                1998                              1997                              1996
                                     --------------------------        --------------------------        --------------------------
                                       Written          Earned          Written           Earned          Written           Earned
                                     ---------        ---------        ---------        ---------        ---------        ---------
Primary insurance ............       $ 116,853        $ 116,109        $ 105,635        $  86,343        $  68,308        $  66,709
Reinsurance assumed ..........         226,098          228,288          257,135          245,662          195,530          210,871
Reinsurance ceded ............        (125,897)        (114,893)         (94,510)         (86,305)         (71,587)         (68,077)
                                     ---------        ---------        ---------        ---------        ---------        ---------
Net premiums .................       $ 217,054        $ 229,504        $ 268,260        $ 245,700        $ 192,251        $ 209,503
                                     =========        =========        =========        =========        =========        =========


     Certain of the Company's large assumed reinsurance programs were not renewed for 1998. During 1997, the Company's earned premiums related to these programs were $48.2 million.
     The effect of reinsurance on loss and LAE for the years ended December 31, 1998, 1997 and 1996 is a decrease of $74,498,000, $70,135,000 and $45,908,000, respectively.
     In 1997 and 1998, the Company entered into aggregate excess of loss treaties. These treaties provide the Company with a layer of protection against adverse results in all lines of business in excess of specified loss ratios. Liabilities held by the Company under such treaties were $37.0 million and $10.5 million at December 31, 1998 and 1997, respectively.

     The reinsurance recoverable balance on paid and unpaid losses and LAE from any single entity or company in excess of 5% of the total at December 31, 1998 were as follows: London Life and Casualty Company, $51,009,000 (19.7%), Centre Reinsurance (Bermuda) Limited, $16,608,000 (6.4%), and Western General Insurance Ltd., $15,017,000 (5.8%).
     In the normal course of business, the Company enters into trust agreements effecting funds held arrangements or obtains letters of credit issued by banks on behalf of the retrocessionaires which are not registered as "authorized reinsurers" with the Minnesota Department of Commerce or the New York State Insurance Department. The letters of credit or trust agreements serve as collateral to the extent of their limit for the contingent liability which exists in the event that the retrocessionaire is unable to meet its obligations assumed under a retrocession agreement. Reinsurance recoverables with "unauthorized reinsurers" totaled $153,709,000 and $119,768,000 as of December 31, 1998 and 1997, respectively. The respective portions collateralized were $145,815,000 and $111,319,000.
     Included in deposits on the balance sheet at December 31, 1998 and 1997 are $12,306,000 and $11,548,000, respectively, deposited with European International Reinsurance Limited and $7,669,000 and $7,492,000, respectively, deposited with Centre Reinsurance (Bermuda) Limited, both of which are secured by letters of credit as described in the preceding paragraph.

11.  PERMITTED STATUTORY ACCOUNTING PRACTICES

     Chartwell Reinsurance, INSCORP and Dakota prepare statutory financial statements in accordance with accounting principles and practices prescribed or permitted by their respective domiciliary state insurance departments. Prescribed practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices and it is uncertain when, or if, the states of Minnesota, New York and North Dakota will require adoption of Codification for the preparation of statutory financial statements. The Company has not finalized the quantification of the effects of Codification on its statutory financial statements.

12.  LOSS AND LAE

     The following table presents the activity in the liability for loss and LAE for the years indicated (in thousands):

                                                                         1998               1997               1996
                                                                      ---------          ---------          ---------
Loss and LAE at beginning of year .................................   $ 788,240          $ 747,858          $ 741,467
Less reinsurance recoverables .....................................     202,593            172,377            179,854
                                                                      ---------          ---------          ---------
  Net balance at beginning of year ................................     585,647            575,481            561,613
                                                                      ---------          ---------          ---------
Add provision for loss and LAE for claims occurring during:
  Current year ....................................................     142,665            163,003            152,338
  Prior years .....................................................      (7,400)            (2,155)            (1,717)
                                                                      ---------          ---------          ---------
  Total incurred loss and LAE .....................................     135,265            160,848            150,621
                                                                      ---------          ---------          ---------
Less losses and LAE payments for claims occurring during:
  Current year ....................................................      42,102             45,286             29,554
  Prior Years .....................................................     130,669            105,396            107,199
                                                                      ---------          ---------          ---------
  Total paid loss and LAE .........................................     172,771            150,682            136,753
                                                                      ---------          ---------          ---------
Loss and LAE acquired as of acquisition date of:
  Oak Dedicated Two Limited .......................................      50,293
  Archer Dedicated PLC ............................................      41,124
                                                                      ---------          ---------          ---------
  Total loss and LAE acquired .....................................      91,417
                                                                      ---------          ---------          ---------
Net balance at end of year ........................................     639,558            585,647            575,481
Plus reinsurance recoverables .....................................     239,059            202,593            172,377
                                                                      ---------          ---------          ---------
Loss and LAE at end of year .......................................   $ 878,617          $ 788,240          $ 747,858
                                                                      =========          =========          =========

     As a result of changes in estimates of insured events in prior years, the net provision for loss and LAE decreased by $7,400,000, $2,155,000, and $1,717,000 in 1998, 1997 and 1996, respectively. These amounts, which represent a decrease of 1.3%, 0.4% and 0.3% of the net loss and LAE at the beginning of 1998, 1997 and 1996, respectively, are the result of normal reserve development inherent in the uncertainty of establishing loss and LAE liabilities. The slightly larger redundancy in 1998 is attributable to favorable development in asbestos and environmental reserves, which are in runoff.

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

     At December 31, 1998, the Company carried case reserves and allocated LAE attributable to asbestos claims and environmental pollution claims in the amount of $78,974,000 ($54,926,000 after reduction for reinsurance recoverable) of which $10,752,000 ($6,645,000 after reduction for reinsurance recoverable) related to Chartwell Reinsurance and $68,222,000 ($48,281,000 after reduction for reinsurance recoverable) related to INSCORP. The net deficiency attributable to asbestos claims and environmental pollution claims for the years ended December 31, 1998, 1997 and 1996 was $13.2 million, $8.7 million and $6.5 million, respectively. All of the net deficiency for the 1996 and 1997 years and $11.3 million of the net deficiency for the 1998 year results from development on business underwritten by INSCORP prior to its merger with Chartwell Re (the "Merger") and, therefore, is subject to the protection provided by the Contingent Interest Notes ("CI Notes") issued immediately prior to the Merger. The CI Notes were issued to protect Chartwell Re against the possibility of adverse development of INSCORP's reserves for losses and LAE, particularly with respect to INSCORP's potential exposures for environmental impairment, asbestos-related and latent injury claims and other long-tail casualty exposure. Management believes that Chartwell Reinsurance's exposure to asbestos and environmental losses is lessened because of its relatively recent entry into the reinsurance business in 1979, its low historical levels of premium volume prior to 1985, and its retrocessional programs

     Environmental claims are particularly challenging to a reinsurance company. Such claims involve underlying coverage disputes between the insured party and its insurer; substantial legal defense costs; questions as to occurrences and aggregation of claims and "late notice" issues. Environmental liability suits often contain multiple party and multiple site actions that result in varied adjudications among insureds and their insurers. Such a complex setting forces the parties to find a reasonable basis for settling the claims. These widely varying settlements involving primary insurers force challenges upon the reinsurer with respect to the extent to which they should follow the settlements of their ceding companies. Accordingly, there can be no assurance that the Company's ultimate liability for losses and LAE will not vary significantly from amounts reserved.

13.  DEBT

     (a) Long-term debt--The components of long-term debt at December 31, 1998 and 1997 are as follows (in thousands):

                                                1998           1997
                                             --------        --------
Senior notes .........................       $ 48,750        $ 48,750
Bank loan ............................         56,303          51,198
Other ................................          3,424           4,178
                                             --------        --------
Total ................................       $108,477        $104,126
                                             ========        ========

     On March 17, 1994, Chartwell Re completed a public offering (the "Offering") of 10.25% Senior Notes due 2004, having a total principal amount of $75,000,000. The net proceeds to Chartwell Re from the Offering were approximately $71,934,000 after deducting expenses related to the Offering. Of the net proceeds, $30,000,000 was contributed to the statutory surplus of Chartwell Reinsurance and $23,400,000 was used to retire Chartwell Re's then outstanding senior term loan. The remaining funds were retained by Chartwell Re for general corporate purposes, which included the payment of interest on the Senior Notes.
     On April 8, 1996, the Company redeemed 35% of the Senior Notes for $28,300,000, including the redemption premium. Due to this early extinguishment of debt, the Company recognized an extraordinary loss of $1,874,000, net of applicable income taxes of $1,000,000. This extraordinary charge represents the redemption premium and 35% of the remaining original debt issuance costs relating to the Senior Notes.
     On December 13, 1995, Chartwell Re entered into a $20,000,000 loan agreement with Fleet Bank (the "Fleet Loan"), with a variable interest rate based upon the Eurodollar rate plus a margin based upon the S&P rating of the Notes, scheduled to expire on December 13, 2002. The Fleet Loan was repaid during 1996.
     On November 14, 1996, the Company entered into a new credit facility with First Union National Bank, N.A., ("First Union") as agent. The credit facility provides for a term loan in two tranches, A & B, (the "First Union Loans"), with outstanding balances of $30,000,000 and $15,858,000 (denominated in Pounds Sterling), respectively at December 31, 1998 and outstanding balances of $30,000,000 and $13,983,000 at December 31, 1997. In addition, at December 31,
1998, $5,467,000 of the Term B Loan was used to guarantee the Loan Notes. Both loans are subject to a quarterly repayment schedule, commencing on March 31, 1999 and ending on December 31, 2002. The Company used $20,000,000 of the First Union Loans to repay all outstanding borrowings under the $20,000,000 loan agreement with Fleet Bank. Portions of the remainder of the First Union Loans were drawn down in cash by the Company and contributed to Holdings Limited for the purchase of Chartwell UK, and portions were utilized to guarantee the obligations of Holdings Limited under the Loan Notes (the "First Union Guarantee"). The holders of Loan Notes may require the Company to redeem all or part of their holdings in June or December of each year. As the Loan Notes are redeemed ("Loan Note Redemptions"), the First Union Guarantee is reduced and replaced with loan proceeds to fund the Loan Note Redemptions. During 1998, $1,800,000 of Loan Note Redemptions occurred, resulting in an outstanding balance of Loan Notes of $5,467,000 at December 31, 1998.
     The Company currently has a $60,000,000 Revolving Credit Commitment from First Union (the "First Union Revolver"), which was increased from $35,000,000 in October of 1997. The First Union Revolver replaced the Company's $10,000,000 revolving credit facility from Fleet Bank (under which no borrowings were outstanding). The First Union Revolver may be used to provide additional Loan Note guarantees, to support underwriting at Lloyd's by the Company's subsidiaries or for other general corporate purposes. At December 31, 1998, $1.4 million of the First Union credit facility was unused, $53.6 million was used to finance unsecured letters of credit, and $5.0 million was used to secure a line of credit. All obligations of the Company under the First Union credit facility are guaranteed by Chartwell Re.
     The other portion of long-term debt primarily represents capital lease obligations.

     The Company's long-term debt agreement contains general covenants and restrictions as well as financial covenants relating to, among other things, minimum earned surplus, minimum statutory surplus, minimum net worth, certain financial ratios, and maintenance of minimum cash and cash equivalent balances on the books of the borrower.

     Annual maturities of long-term debt outstanding at December 31, 1998 are as follows (in thousands):

1999 ........................................    $ 10,799
2000 ........................................      14,271
2001 ........................................      13,845
2002 ........................................      20,812
2003 ........................................           0
Future Years ................................      48,750
                                                 --------
                                                 $108,477
                                                 ========

     (b) Capital Leases - During 1996, the Company began leasing certain facilities and equipment under agreements which are classified as capital leases. The leases have original terms of 3 to 5 years and have purchase options at the end of the original lease term. At the end of the term, the Company may purchase the equipment for a mutually agreeable price, renew the lease or return the equipment to the lessor and enter into a new lease. Leased capital assets include the buildout costs of the Company's leased office space for its principal executive offices, furniture and equipment, and electronic data processing hardware and software and are included in Other Assets in the consolidated balance sheet at December 31, 1998 and 1997 as follows (in thousands):

                                                           1998            1997
                                                          ------          ------
Office space build-out costs ...................          $  884          $1,179
Furniture and equipment ........................           2,302           2,648
EDP hardware and software ......................             569           1,137
                                                          ------          ------
                                                          $3,755          $4,964
                                                          ======          ======

     Leased capital assets are amortized to interest expense on a straight-line basis over the original lease term. For the years ended December 31, 1998 and 1997, the Company recorded $312,000 and $230,000, respectively, of interest expense related to such leased assets. Future minimum payments, including principal and interest, by year and in the aggregate, under non-cancelable capital leases are as follows (in thousands):

1999 ..................................    $1,771
2000 ..................................     1,440
2001 ..................................     1,014
2002 ..................................       435
                                           ------
                                           $4,660
                                           ======

14.  COMMITMENTS AND CONTINGENCIES

     Operating leases--The Company leases office space for its principal executive offices in the U.S. and U.K. under non-cancelable, renewable operating leases expiring on July 31, 2006 and December 24, 2008, respectively. The rent expense has been accounted for on a straight-line basis after amortization of a rent abatement allowance (on the U.S. lease). Rental expense for 1998, 1997 and 1996 was $2,521,000, $2,828,000 and $1,386,000, respectively. The future minimum rental payments, exclusive of escalation clauses, under the existing leases as of December 31, 1998 are as follows (in thousands):

1999 ..................................     $2,489
2000 ..................................      1,450
2001 ..................................      1,560
2002 ..................................      1,628
2003 ..................................      1,725
Future Years ..........................      5,903

     Line of credit--The Company has a $60 million revolving credit facility with First Union, of which $1.4 million was unused, $53.6 million was used to finance unsecured letters of credit, and $5.0 million was used to secure a line of credit as of December 31, 1998.

     Loan guarantees and letters of credit--At December 31, 1998, the Company has outstanding loan guarantees and standby letters of credit totaling $4,353,000 and $68,905,000, respectively. The loan guarantees and standby letters of credit are in force for five years, for which the Company pays annual fees of $562,000. The loan guarantees and letters of credit provide capital to NLC Name No. 6 Limited, Riverside Underwriters Plc and Oak Dedicated, corporate members of Lloyd's, to participate in certain Lloyd's syndicates for the 1995 Underwriting Year and thereafter. The investments in NLC Name No. 6 and Riverside Underwriters Plc, which amount to $16,429,000 at December 31, 1998, are included in other assets with corresponding amounts included in other liabilities for the loan guarantees and letters of credit.

     Limited Partnership Investment--In 1996, the Company made a commitment to invest $15 million in a private equity fund, High Ridge Capital Limited Partnership, which makes investments in the insurance industry. The Company contributed a total of $9.8 million and $3.8 million to this fund as of December 31, 1998 and 1997, respectively.

     American Eagle--In 1996 and early 1997, the Company entered into certain assumption of liability endorsement ("ALE") agreements with American Eagle Insurance Company ("American Eagle"). On December 3, 1997, American Eagle was placed in receivership by the Texas Department of Insurance. The Company's contingent liability under these agreements was originally secured by $3,600,000 of funds held in trust. As of December 31, 1998, $1,200,000 of such funds have been paid to the Company as reimbursement for losses incurred under the ALE's. Since a significant portion of the Company's liabilities in connection with American Eagle are colateralized by this trust fund, management of the Company does not presently believe that any residual exposure resulting from the receivership of American Eagle is likely to have a material adverse effect on its financial position or results of operations.

     Lloyd's Names exposure--The Company's balance sheet at December 31, 1998 includes a provision for potential exposure to certain of the Names who had participated on syndicates managed by CMA. The provision was established by the Company based on actuarial projections of the expected deterioration for the applicable years of account. Management believes at the present time that the provisions related to such potential exposure is sufficient.

     Other--The Company, Chartwell Reinsurance, INSCORP and CMA are subject to the litigation of disputes in the normal course of their business. Management does not believe that any pending litigation or arbitration to which it is a party, or of which any of its properties or assets are subject, is likely to have a materially adverse effect on its current financial position or results of operations.

15.  PUBLIC STOCK OFFERING

     Chartwell Re completed a public offering of 2,725,000 shares of common stock at $23.00 per share during the first half of 1996. The net proceeds to Chartwell Re were $58,503,000 after deduction of underwriting discount and expenses. Of the net proceeds, $48,500,000 was contributed to the Company, of which $20,000,000 was contributed to the statutory surplus of Chartwell Reinsurance and $28,500,000 was used to retire 35% of the Company's outstanding Senior Notes plus accrued interest (Note 13). The remaining funds were retained for general corporate purposes.

16.  STOCK OPTION PLANS AND COMMON STOCK WARRANTS

     During 1997, Chartwell Re adopted the 1997 Omnibus Stock Incentive Plan (the "1997 Plan") as the successor to the 1993 Stock Option Plan (the "1993 Plan") which was adopted on October 15, 1993. Under the 1993 Plan, options to acquire 1,000,000 shares of Common Stock of Chartwell Re were authorized to be granted to officers, key employees and directors of Chartwell Re and its designated subsidiaries. Upon adoption of the 1997 Plan, no further awards shall be made under the 1993 Plan and 107,000 of previously authorized non-granted shares under the 1993 Plan became available under the 1997 Plan. Chartwell Re also authorized an additional 800,000 shares to be granted under the 1997 Plan. Under both plans, the options become exercisable at various dates.

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

     The total number of options available to purchase shares of Chartwell Re's Common Stock under the Company's stock option plans at December 31, 1998, 1997 and 1996 are as follows:

                                                 1998                      1997                       1996
                                       ----------------------   ------------------------     ---------------------
                                                     Weighted                  Weighted                  Weighted
                                                      Average                   Average                   Average
                                                     Exercise                  Exercise                  Exercise
                                        Shares         Price      Shares         Price       Shares        Price
                                      ---------     --------    ---------     ---------      -------     --------
Outstanding, beginning of year......  1,275,300     $  24.55      876,400      $  21.92      672,900     $  21.00
Granted.............................    316,500        29.36      431,000         29.65      203,500        24.95
Exercised...........................    (15,000)       21.43      (22,400)        21.04
Cancelled...........................    (61,750)       29.42       (9,700)        22.01
                                      ---------                 ---------                    -------
Outstanding, end of year............  1,515,050        25.39    1,275,300         24.55      876,400        21.92
                                      =========                 =========                    =======
Options exercisable at end of year..    820,725                   665,040                    554,060
                                      =========                 =========                    =======

     At December 31, 1998, there were warrants outstanding for the purchase of 335,002 shares of Common Stock of Chartwell Re at prices of $21 and $22 per share.

17.  EMPLOYEE STOCK PURCHASE PLANS

     Chartwell Re established an Employee Stock Purchase Plan which became effective January 1, 1996. Participating employees are permitted to purchase, annually, shares of Chartwell Re's Common Stock through payroll deductions in an amount ranging from 2% to 10% of the employee's base pay (as elected by the employee). The purchase price for shares purchased in a particular plan year is equal to the lesser of (i) 85 percent of the fair market value of the Common Stock on the beginning of such plan year or (ii) 85 percent of the fair market value of the Common Stock at the end of such plan year. Chartwell Re has authorized 100,000 shares of common stock for purchase under the plan of which 13,692, 11,587 and 12,381 were purchased in January 1999, February 1998 and January 1997, respectively.
     Chartwell UK established an Employee Stock Purchase Plan which became effective May 1, 1997. Participating employees contribute savings to the Plan ranging from (pound)5 to (pound)250 per month (as elected by the employee). At the end of three years, the employees may use their savings to buy shares in Chartwell Re at a price equal to 85% of the fair value of Chartwell Re's Common Stock as of the inception of the three year period.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data is as follows (in thousands):

                                                          First             Second              Third            Fourth
                                                         Quarter            Quarter            Quarter           Quarter
                                                       ---------          ---------          ---------         ---------
For the year ended December 31, 1998
  Premiums earned ...............................      $  52,743          $  56,430          $  59,333         $  60,998
  Net investment income .........................         11,872             12,157             12,177            12,618
  Net realized capital gains (losses) ...........             99                (39)               199              (230)
  Income tax expense ............................          3,318              3,573              3,725             4,735
  Net income ....................................          8,233              8,405              8,383            10,136
  Stockholder's equity ..........................        278,474            289,429            302,705           307,923

For the year ended December 31, 1997
  Premiums earned ...............................      $  61,785          $  73,890          $  59,002         $  51,023
  Net investment income .........................         10,173             11,189             10,910            11,185
  Net realized capital gains (losses) ...........            (20)               (29)               112               (66)
  Income tax expense ............................          2,799              3,078              3,097             3,228
  Net income ....................................          6,678              6,945              7,225             6,926
  Stockholder's equity ..........................        229,374            244,135            256,825           269,052

                        CHARTWELL RE HOLDINGS CORPORATION
                        SCHEDULE I-SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                              At December 31, 1998
                                 (in thousands)

                               Column A                                          Column B     Column C     Column D
-----------------------------------------------------------------------------    --------     --------     --------
                                                                                                           Amount at
                                                                                                          which shown
                                                                                                            in the
                                                                                                Fair        balance
                                                                                    Cost       Value         sheet
                                                                                 --------     --------     --------
Fixed Maturities:
  Bonds:
    United States Government and government agencies and
       authorities (1) .......................................................   $206,820     $212,467     $212,088
    States, municipalities and political subdivisions (1) ....................    165,231      171,899      171,883
    Foreign governments ......................................................     27,520       29,263       28,456
    All other corporate bonds ................................................    232,942      240,487      240,442
Redeemable preferred stock ...................................................     35,773       37,422       37,422
                                                                                 --------     --------     --------
       Total fixed maturities ................................................    668,286      691,538      690,291
                                                                                 --------     --------     --------
Equity Securities-Common stocks of insurance
    companies/partnership interests ..........................................     33,637       36,358       36,358
                                                                                 --------     --------     --------
       Total investments (2) .................................................   $701,923     $727,896     $726,649
                                                                                 ========     ========     ========

----------
(1) Balance sheet value differs from column B and C because category includes a combination of securities "Held to Maturity" and "Available for Sale." See Notes 1b and 4 of the audited consolidated financial statements.
(2)  Excludes investments held by CMA managed syndicates.

                        CHARTWELL RE HOLDINGS CORPORATION
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                 December 31,
                                                                            ---------------------
                                                                              1998         1997
                                                                            --------     --------
ASSETS:
Investment in and receivable/payable from/to subsidiaries ................  $400,642     $353,726
Cash and cash equivalents ................................................     1,820        3,070
Other assets .............................................................    11,775       18,924
                                                                            --------     --------
                                                                            $414,237     $375,720
                                                                            ========     ========
LIABILITIES:
Long term debt ...........................................................  $101,603     $ 95,940
Other liabilities ........................................................     4,711       10,728
                                                                            --------     --------
      Total liabilities ..................................................   106,314      106,668
                                                                            --------     --------
STOCKHOLDER'S EQUITY:
Common stock, par value $1.00 per share; authorized 1,000 shares;
  shares issued and outstanding 100 ......................................
Additional  paid-in capital ..............................................   217,866      217,866
Net unrealized appreciation of investments ...............................    12,534        8,741
Foreign currency translation adjustment ..................................       217          296
Retained earnings ........................................................    77,306       42,149
                                                                            --------     --------
      Total stockholder's equity .........................................   307,923      269,052
                                                                            --------     --------
                                                                            $414,237     $375,720
                                                                            ========     ========

The condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

                        CHARTWELL RE HOLDINGS CORPORATION
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                              1998           1997          1996
                                                                            --------      --------      --------
REVENUES:
Net investment income ..................................................    $    589      $  3,879      $    651
Other income ...........................................................       2,545         2,021         1,203
Realized gains .........................................................         368                          51
                                                                            --------      --------      --------
      Total revenues ...................................................       3,502         5,900         1,905
                                                                            --------      --------      --------
EXPENSES:
Interest and amortization ..............................................       7,382         7,347         7,835
General expenses .......................................................       2,668         2,276         2,144
                                                                            --------      --------      --------
      Total expenses ...................................................      10,050         9,623         9,979
                                                                            --------      --------      --------
Loss before federal income taxes, equity in undistributed
  income of subsidiaries and extraordinary item ........................      (6,548)       (3,723)       (8,074)
                                                                            --------      --------      --------

Federal income taxes:
  Current ..............................................................      (1,920)       (2,436)       (2,783)
  Deferred .............................................................        (307)          (74)
                                                                            --------      --------      --------
      Total income tax benefit .........................................      (2,227)       (2,510)       (2,783)
                                                                            --------      --------      --------
Loss before equity in undistributed income of subsidiaries and
  extraordinary item ...................................................      (4,321)       (1,213)       (5,291)
Equity in undistributed income of subsidiaries .........................      39,478        28,987        27,660
                                                                            --------      --------      --------
Income before extraordinary item .......................................      35,157        27,774        22,369
Extraordinary item, net of tax .........................................                                   1,874
                                                                            --------      --------      --------
Net income .............................................................    $ 35,157      $ 27,774      $ 20,495
                                                                            ========      ========      ========

The condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

                        CHARTWELL RE HOLDINGS CORPORATION
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         1998              1997              1996
                                                                                       --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income taxes recovered .................................................         $  5,265          $  2,698          $  1,941
  Interest received on investments ...........................................              104             3,879               485
  Overhead expenses ..........................................................             (416)           (4,682)
  Service and other revenue ..................................................              300               300
  Interest paid ..............................................................           (9,963)           (9,071)           (7,415)
  Other, net .................................................................              217             2,365            (5,766)
                                                                                       --------          --------          --------
      Net cash used in operating activities ..................................           (4,493)           (4,511)          (10,755)
                                                                                       --------          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital contributions and advances to subsidiaries .........................           (3,871)                            (18,058)
  Proceeds of investments sold expenses paid .................................              343                               4,723
                                                                                       --------          --------          --------
      Net cash used in investing activities ..................................           (3,528)                            (13,335)
                                                                                       --------          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock .................................                                               48,546
  Issuance of long term debt .................................................            6,771             2,689            48,057
  Redemption of long term debt ...............................................                             (3,425)          (73,109)
                                                                                       --------          --------          --------
      Net cash provided by (used in) financing activities ....................            6,771              (736)           23,494
                                                                                       --------          --------          --------
      Effect of exchange rate on cash ........................................                                                  206
                                                                                       --------          --------          --------
Net decrease in cash and cash equivalents ....................................           (1,250)           (5,247)             (390)
Cash and cash equivalents at beginning of year ...............................            3,070             8,317             8,707
                                                                                       --------          --------          --------
Cash and cash equivalents at end of year .....................................         $  1,820          $  3,070          $  8,317
                                                                                       ========          ========          ========
RECONCILIATION OF NET INCOME TO NET CASH
  USED IN OPERATING ACTIVITIES:
  Net income .................................................................         $ 35,157          $ 27,774          $ 20,495
  Adjustments to reconcile net income to net cash used in
  operating activities .......................................................
      Equity in undistributed earnings of subsidiaries .......................          (39,478)          (28,987)          (27,660)
      Net realized capital gains .............................................                                                  (51)
      Deferred income taxes ..................................................             (140)              (89)           (1,008)
      Net change in other assets and liabilities .............................              (32)           (3,209)           (2,531)
                                                                                       --------          --------          --------
      Net cash used in operating activities ..................................         $ (4,493)         $ (4,511)         $ 10,755
                                                                                       ========          ========          ========

The condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto.

                        CHARTWELL RE HOLDINGS CORPORATION
                            SCHEDLE IV - REINSURANCE
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)


                  Column A                                Column B        Column C        Column D       Column E        Column F
-----------------------------------------------------     --------        --------        --------       --------        --------
                                                                                                                        Percentage
                                                                          Ceded to      Assumed from                    of amount
                                                           Gross           other           other                        assumed to
                                                           amount        companies       companies       Net amount        net
                                                          --------       ---------       ---------       ----------       -----
1998
Premiums earned:
  Property and casualty insurance ...................     $116,109        $114,893        $228,288        $229,504         99.5%
                                                          --------        --------        --------        --------        -----
      Total premiums ................................     $116,109        $114,893        $228,288        $229,504         99.5%
                                                          ========        ========        ========        ========        =====
1997
Premiums earned:
  Property and casualty insurance ...................     $ 86,343        $ 86,305        $245,662        $245,700        100.0%
                                                          --------        --------        --------        --------        -----
      Total premiums ................................     $ 86,343        $ 86,305        $245,662        $245,700        100.0%
                                                          ========        ========        ========        ========        =====
1996
Premiums earned:
  Property and casualty insurance ...................     $ 66,709        $ 68,077        $210,871        $209,503        100.7%
                                                          --------        --------        --------        --------        -----
      Total premiums ................................     $ 66,709        $ 68,077        $210,871        $209,503        100.7%
                                                          ========        ========        ========        ========        =====

                        CHARTWELL RE HOLDINGS CORPORATION
                  SCHEDLE V - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)

            Column A                            Column B              Column C               Column D        Column E
                                                                      Additions
                                               Balance at     Charged to     Charged to                      Balance at
                                              Beginning of     Costs and        Other       Deductions         End of
                                                 Period        Expenses       Accounts       Describe          Period
Year Ended December 31, 1998
Reinsurance recoverable:
  Allowance for Uncollectible
      Reinsurance (1) .........................  $6,394        $    8                                          $6,402

Year Ended December 31, 1997
Reinsurance recoverable:
  Allowance for Uncollectible
      Reinsurance (1) .........................  $5,731        $  663                                          $6,394


Year Ended December 31, 1996
Reinsurance recoverable:
  Allowance for Uncollectible
      Reinsurance (1) .........................  $5,717        $   14                                          $5,731


(1) The Company has a reinsurance agreement which protects the Company from certain uncollectible reinsurance balances. Uncollectible amounts have been ceded to said contract and are reflected as reinsurance recoverable in the balance sheet. Deductions to reserve represent subsequent collections of amounts deemed uncollectible.

                        CHARTWELL RE HOLDINGS CORPORATION
       SCHEDULE VI - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY
                              INSURANCE OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                         Reserves                                                     Claims and Claim
                                        for Unpaid                                                  Adjustment Expenses
                             Deferred   Claim and     Discount                                      Incurred Related to
                              Policy      Claim        if any,                             Net     ---------------------
 Affiliation with          Acquisition  Adjustment    deducted    Unearned    Earned    Investment   Current      Prior
    Registrant                Costs     Expenses(1)  in Column C  Premiums   Premiums     Income       Year       Year
    ----------                -----     -----------  -----------  --------   --------     ------       ----       ----
Years Ended:
December 31, 1998.....     $  24,084   $  878,617                $ 108,495  $ 229,504    $ 48,824  $ 142,665   $ (7,400)
December 31, 1997.....        26,100      788,240                  111,149    245,700      43,457    163,003     (2,155)
December 31, 1996.....        17,903      747,858                   81,599    209,503      43,598    152,338     (1,717)


                             Amortization
                             of Deferred   Paid Claims
                                 Policy     and Claim      Other         Net
 Affiliation with             Acquisition   Adjustment    Operating   Premiums
    Registrant                   Costs       Expenses     Expenses     Written
    ----------                   -----       --------     --------     -------
Years Ended:
December 31, 1998.....       $   61,564    $  172,771     $ 39,545   $ 217,054
December 31, 1997.....
                                 72,655       150,682       36,333     268,260
December 31, 1996.....           52,030       136,753       19,050     192,251


(1) The Company adopted SFAS No. 113 which, among other things, requires the Company to record its reserves for unpaid losses and LAE without reduction for amounts that would be recovered from retrocessionaires. The amount recoverable from retrocessionaires is recorded as an asset on the Company's balance sheet. The net of such asset and the reserves for loss and LAE is $639.6, $585.6 and $575.5 million at December 1998, 1997 and 1996, respectively.

                               INDEX TO EXHIBITS

Exhibits
--------


3.1       Certificate  of   Incorporation  of  Chartwell  Re  Holdings
          Corporation. Incorporated by reference to Exhibit 3.1 to Chartwell Re Holdings Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-28188).

3.2 By-laws of Chartwell Re Holdings Corporation. Incorporated by reference to Exhibit 3.2 to Chartwell Re Holdings Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-28188).

4.1 Indenture, dated as of March 17, 1994, between Chartwell Re Corporation and Bankers Trust Company, as Trustee, for the 10 1/4% Senior Notes due 2004 (the "Senior Notes"). Incorporated by reference to Exhibit 4.1 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 33-75386).

4.2 First Supplemental Indenture, dated as of December 12, 1995, among Chartwell Re Corporation, Chartwell Re Holdings Corporation and Bankers Trust Company, as Trustee, for the Senior Notes. Incorporated by reference to Exhibit 4.3 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

4.3 Second Supplemental Indenture, dated as of December 12, 1995, between Chartwell Re Holdings Corporation and Bankers Trust Company, as Trustee, for the Senior Notes. Incorporated by reference to Exhibit
          4.4 to Chartwell Re Corporation's Registration Statement on Form S-1 (File No. 333-678).

10.1      First  Amended and Restated  Credit  Agreement,  dated as of
          November 14, 1996 among Chartwell Re Holdings Corporation, the Lenders named therein, First Union National Bank of North Carolina, as Agent and as an Issuing Bank, First Union National Bank, (London Branch), as an Issuing Bank as amended by the First Amendment to First Amended and Restated Credit Agreement, dated as of January 24, 1997 by and between Chartwell Re Holdings Corporation, the Lenders named therein, First Union National Bank of North Carolina, as Agent and as Issuing Bank, and First Union National Bank (London Branch), as an Issuing Bank. Incorporated by reference to Exhibit 10.1 to Chartwell Re Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-12502).

10.2      Second  Amendment  to First  Amended  and  Restated  Credit
          Agreement, dated as of October 30, 1997, among Chartwell Re Holdings Corporation, the Lenders named therein, First Union National Bank, as Agent and as Issuing Bank, and First Union National Bank (London Branch) as an Issuing Bank. Incorporated by reference to Exhibit 10.3 to Chartwell Re Holdings Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-28188).

10.3      Third  Amendment  to  First  Amended  and  Restated  Credit
          Agreement and Acknowledgement, dated as of December 1, 1998, among Chartwell Re Holdings Corporation. Chartwell Reinsurance Company, Chartwell Re Corporation, Chartwell Holdings Limited, the Lenders named therein, First Union National Bank, as Agent and as an Issuing Bank and First Union National Bank (London Branch), as an Issuing Bank.

10.4      Form of Change of Control  Agreement  between  Chartwell  Re
          Holdings Corporation and senior officers of Chartwell Re Holdings Corporation. Incorporated by Reference to Exhibit 10.32 to Chartwell Re Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12502).*

10.5 Workers Compensation Retrocessional Stop Loss Agreement, dated September 30, 1997, by and between both Chartwell Reinsurance Company and The Insurance Corporation of New York and Western General Insurance Ltd. Incorporated by Reference to Exhibit 10.4 to Chartwell Re Holdings Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-28188).

10.6 Aggregate Excess of Loss Reinsurance Treaty among Chartwell Reinsurance Company, Dakota Specialty Insurance Company, The Insurance Corporation of New York and London Life and Casualty Reinsurance Corporation, dated as of July 1, 1997. Incorporated by Reference to
          Exhibit 10.5 to Chartwell Re Holdings Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-28188).

10.7 Aggregate Excess of Loss Reinsurance Treaty among Chartwell Reinsurance Company, Dakota Specialty Insurance Company, The Insurance Corporation of New York, Drayton Company Limited, Chartwell Re Holdings Corporation, London Life and Casualty Reinsurance Corporation of Western General Insurance Ltd, dated October 1, 1998.

10.8      Tax  Allocation  Agreement,  dated December 13, 1995, by and among Chartwell Re Corporation, Chartwell Re Holdings Corporation, Drayton Company Limited, Chartwell Reinsurance Company, The Reinsurance Corporation of New York and The ReCor Insurance Company Inc. Incorporated by Reference to Exhibit 10.2 to Chartwell Re Holdings Corporation 's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-28188).

12.1      Computation of ratio of earnings to fixed charges.

21.       Subsidiaries of Chartwell Re Corporation.

27.1      Financial Data Schedule

-------------------------
*Management contract, compensatory plan or arrangement