Form 10-Q
period 1999-03-31
CHARTWELL RE HOLDINGS CORP
filed 1999-05-14
CIK 1012011

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999 or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to ______________________

For the Quarter Ended March 31, 1999              Commission file number 0-28188
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

Registrant's telephone number, including area code (203) 705-2500
                                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock - $1.00 par value                            100
------------------------------            --------------------------------------
       Description of Class               Shares Outstanding as of  May 11, 1999
                                          (All shares are privately held, and
                                          there is no public market for the
                                          Company's common shares)

                        Chartwell Re Holdings Corporation

                               Index To Form 10-Q

PART I  FINANCIAL INFORMATION
      Item 1 -  Financial Statements                                     Page
                                                                         ----
      Condensed Consolidated Balance Sheets at March 31, 1999
          and  December  31, 1998....................................      1
      Condensed Consolidated Statements of Operations for the
          three months ended March 31, 1999 and 1998.................      2
      Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 1999 and 1998.................      3
      Notes to Condensed Consolidated Financial Statements...........      4

      Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................      5

PART II. OTHER INFORMATION
      Item 6 - Exhibits and Reports on Form 8-K......................     10
      Signatures ....................................................     11

PART I.       FINANCIAL INFORMATION
ITEM 1 -      Financial Statements

                        CHARTWELL RE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                        March 31,   December 31,
                                                           1999         1998
                                                        ----------  ------------
                                                               (Unaudited)
ASSETS:
Investments:
  Fixed maturities:
      Held to maturity (market value 1999,
      $30,295; 1998, $31,786)...............................  29,394     $30,539
      Available for sale (amortized cost 1999;
      $631,527; 1998, $637,747)............................. 645,362     659,752
  Other investments.........................................  48,326      36,358
  Investments held by managed syndicates.................... 107,583      89,228
Cash and cash equivalents...................................  50,261      49,388
Cash and cash equivalents held by managed syndicates........   9,639      10,931
                                                            ---------   --------
      Total investments and cash............................ 890,565     876,196
Accrued investment income...................................   9,187      10,723
Premiums in process of collection........................... 145,917     143,879
Reinsurance recoverable:   on paid losses...................  28,225      19,746
                           on unpaid losses................. 290,427     239,059
Prepaid reinsurance.........................................  49,932      40,933
Goodwill....................................................  54,682      51,902
Deferred policy acquisition costs...........................  25,742      24,084
Deferred income taxes.......................................  26,358      23,159
Deposits....................................................  20,180      19,975
Other assets................................................  74,946      78,898
                                                           ----------  ---------
      Total assets........................................$1,616,161  $1,528,554
                                                           ==========  =========
LIABILITIES:
Loss and loss adjustment expenses...........................$933,828    $878,617
Unearned premiums........................................... 120,580     108,495
Other reinsurance balances..................................  94,604      53,323
Accrued expenses and other liabilities......................  53,899      64,143
Long term debt.............................................. 104,120     108,477
                                                           ----------  ---------
      Total liabilities....................................1,307,031   1,213,055
                                                           ----------  ---------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST...........................................   6,801       7,576
                                                           ----------  ---------
STOCKHOLDER'S EQUITY
Common stock, par value $1.00 per share;
  authorized 1,000shares; shares issued
  and outstanding 100.......................................
Additional paid-in capital.................................. 217,866     217,866
Accumulated other comprehensive income:
  Net unrealized appreciation of investments................   6,364      12,534
  Foreign currency translation adjustment...................    (697)        217
Retained earnings...........................................  78,796      77,306
                                                           ----------  ---------
      Total stockholder's equity............................ 302,329     307,923
                                                           ----------  ---------
      Total liabilities and stockholder's equity...........$1,616,161 $1,528,554
                                                           ==========  =========

            See notes to condensed consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (Unaudited)
                                                         Three Month Periods
                                                            Ended March 31,
                                                      --------------------------
                                                            1999         1998
                                                      -------------  -----------
UNDERWRITING OPERATIONS:
Premiums earned.......................................     $69,664      $52,743
Net investment income.................................      12,562       11,644
Net realized capital gains............................         243           99
                                                      -------------  -----------
      Total revenues..................................      82,469       64,486
                                                      -------------  -----------
Loss and loss adjustment expenses.....................      51,848       31,924
Policy acquisition costs..............................      19,320       14,945
Other expenses.......................................       6,197        4,269
                                                      -------------  -----------
      Total expenses..................................      77,365       51,138
                                                      -------------  -----------
      Income before taxes - underwriting operations...       5,104       13,348
                                                      -------------  -----------

SERVICE OPERATIONS:
Service and other revenue.............................       2,553        3,348
Equity in net earnings of investees...................          41          748
Net investment income.................................         245          208
                                                      -------------  -----------
      Total revenues..................................       2,839        4,304
                                                      -------------  -----------
Other expenses........................................       2,305        2,686
Amortization of goodwill..............................         466          566
                                                      -------------  -----------
      Total expenses..................................       2,771        3,252
                                                      -------------  -----------
Income before taxes - service operations..............          68        1,052
                                                      -------------  -----------

CORPORATE:
Net investment income.................................          33           20
General and administrative expenses...................         597          542
Interest expense......................................       2,417        2,479
Amortization expense..................................         607          206
                                                      -------------  -----------
Loss before taxes - corporate.........................      (3,588)      (3,207)
                                                      -------------  -----------

Consolidated income before taxes and
  minority interest...................................       1,584       11,193
Income tax expense....................................         514        3,318
                                                      -------------  -----------
Net income before minority interest...................       1,070        7,875
Minority interest.....................................         420          358
                                                      =============  ===========
Net income............................................      $1,490       $8,233
                                                      =============  ===========

            See notes to condensed consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                            Three Month Periods
                                                              Ended March 31,
                                                       -------------------------
                                                           1999           1998
                                                       ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net premiums collected................................   $82,162      $33,460
  Net losses and loss adjustment expenses paid..........   (49,022)     (33,772)
  Overhead expenses.....................................    (9,509)      (9,037)
  Service and other revenue, net of related expenses....      (618)         301
  Net income taxes paid.................................                   (212)
  Interest received on investments......................    13,741       12,114
  Interest paid.........................................    (3,449)      (3,480)
  Other, net............................................    (6,772)         215
                                                       ------------   ----------
      Net cash provided by (used in) operating
      activities........................................    26,533         (411)
                                                       ------------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available for sale securities............   (52,639)     (43,089)
  Maturities of available for sale securities...........     5,500        4,125
  Maturities of held to maturity securities.............     1,020
  Sales of available for sale securities................    22,529       35,104
                                                       ------------   ----------
      Net cash used in investing activities.............   (23,590)      (3,860)
                                                       ------------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long term debt............................                  5,045
  Repayment of long term debt...........................    (3,659)        (389)
                                                       ------------   ----------
      Net cash provided by (used in) financing
      activities........................................    (3,659)       4,656
                                                       ------------   ----------
      Effect of exchange rate on cash...................       297           (9)
                                                       ------------   ----------
  Net increase (decrease) in cash and cash equivalents..      (419)         376
  Cash and cash equivalents at beginning of period......    60,319       29,534
                                                       ------------   ----------
    Cash and cash equivalents at end of period..........    $59,900      $29,910
                                                       ============   ==========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES:
  Net income............................................     $1,490       $8,233
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Equity in net earnings of investees...............        862        (748)
      Net realized capital gains........................       (243)        (99)
      Minority interest.................................       (420)       (358)
      Deferred policy acquisition costs.................     (1,658)      3,020
      Unpaid loss and loss adjustment expenses..........     59,193      30,709
      Unearned premiums.................................     12,085       1,449
      Other reinsurance balances........................     32,281      (4,961)
      Reinsurance recoverable...........................    (59,847)    (20,628)
      Amortization of goodwill..........................        790         541
      Deferred income taxes.............................     (3,199)        769
      Net change in receivables and payables............     12,863     (18,788)
      Other, net........................................     (1,938)        450
                                                       =============  ==========
        Net cash provided by (used in) operating
        activities......................................    $26,533       $(411)
                                                       =============  ==========

            See notes to condensed consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying  unaudited  interim Condensed  Consolidated  Financial
Statements of Chartwell Re Holdings Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year. These interim statements should be read in conjunction with the 1998 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2 - COMPREHENSIVE INCOME

         The components of the Company's comprehensive income are net income, changes in foreign currency translation adjustments and changes in unrealized appreciation of investments. Total comprehensive income (loss) for the three month periods ended March 31, 1999 and 1998 was $(5,594,000) and $9,422,000,
respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Chartwell Re Holdings Corporation
         Chartwell Re Holdings Corporation is an insurance holding company with global underwriting and service operations, conducting its business in the United States and in the Lloyd's market through its principal operating subsidiaries, Chartwell Reinsurance Company ("Chartwell Reinsurance"), The Insurance Corporation of New York ("INSCORP") and Chartwell Managing Agents Limited ("CMA"). Chartwell Re Holdings Corporation and its subsidiaries are collectively referred to as the Company. Chartwell Re Holdings Corporation was formed in 1995 to act as an intermediate level holding company for its parent, Chartwell Re Corporation, a company whose common stock is traded on the New York Stock Exchange.

Results of Operations - Three Months Ended March 31, 1999 Compared With Three Months Ended March 31, 1998:

         Revenues: Total revenues for the three months ended March 31, 1999 increased 24.0% to $85.3 million, compared to $68.8 million for the comparable period in 1998.
           The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:
                                                     Three Month Periods
                                                        Ended March 31,
                                            ------------------------------------
                                                  1999                  1998
                                            --------------          ------------
                                                          (in thousands)
------------------------------------------
Gross premiums written                          $123,622               $81,859
                                             ============            ===========
Net premiums written                             $72,751               $41,562
                                             ============            ===========
Premiums earned                                  $69,664               $52,743
Net investment income                             12,840                11,872
Net realized capital gains                           243                    99
Service and other revenue                          2,553                 3,348
Equity in net earnings of investees                   41                   748
                                             ------------            -----------
Total Revenues                                   $85,341               $68,810
                                             ============            ===========


Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the first quarter of 1999 were $123.6 million, an increase of 51.0% compared to the same period in 1998. The distribution of the Company's gross premiums written among its business segments was as follows:

                                               Three Month Periods
                                               ended March 31,          % Change
                                             ---------------------   ----------
                                                1999        1998
                                             ----------   ---------
Gross Premiums Written from Reinsurance
    Operations                                $44,900     $44,438          1.0%
Gross Premiums Written from Specialty
    Insurance Operations                       78,722      37,421        110.4%
                                             ----------   ----------
                              Total          $123,622     $81,859         51.0%
                                             ==========   ==========

         Net premiums written for the three months ended March 31, 1999 increased 75.0% to $72.8 million compared to $41.6 million for the same period in 1998. The increase in both gross and net premiums written principally reflects the Company's continued growth of underwriting participation on syndicates managed by CMA, which contributed $42.2 million and $28.0 million of premiums on a gross and net basis, respectively, in the first quarter of 1999 compared to $5.6 million and $5.0 million gross and net premiums in the first quarter of 1998. In addition, gross and net written premiums emanating from the Controlled Source Insurance segment increased 14.8% and 1.2%, respectively, to $36.5 million and $12.2 million, respectively, for the three months ended March 31, 1999 from the same period in 1998. Net premiums earned for the three months ended March 31, 1999 were $69.7 million, an increase of 32.1% compared to $52.7 million for the same period in 1998.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $51.8 million for the three months ended March 31, 1999, a 62.4% increase compared to $31.9 million for the comparable period in 1998. Net losses and LAE expressed as a percentage of net premiums earned (the loss and LAE ratio) is 74.4% for the three months ended March 31, 1999, up from 60.5% recorded for the same period in 1998.
         The increase in loss and LAE and the loss and LAE ratio for the three months ended March 31, 1999 is principally attributable to the recognition in the first quarter of adverse loss development in respect of automobile insurance and extended warranty reinsurance previously written through Lloyd's syndicates managed by CMA. CMA sold the Lloyd's syndicate which wrote the automobile insurance in October of 1998 and discontinued the underwriting of the extended warranty business for the 1999 year of account.
        Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and agents and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $19.3 million for the three months ended March 31, 1999 compared to $14.9 million for the same period in 1998. Policy acquisition costs expressed as a percentage of net premiums earned (the acquisition expense ratio) decreased to 27.7% from 28.3% in the first quarter of 1998.
         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $6.2 million for the three months ended March 31, 1999 compared to $4.3 million for the same period in 1998. The increase principally reflects an increased share of expenses related to Chartwell's underwriting participation on syndicates managed by CMA. Other expenses expressed as a percentage of net premiums earned increased to 8.9% for the three months ended March 31, 1999 compared to 8.1% for the same period in 1998.
         Net Underwriting Results. For the three months ended March 31, 1999 the Company's net underwriting result (net premiums earned minus losses, LAE and underwriting expenses) was a loss of $7.7 million compared to a net underwriting profit of $1.6 million for the same period in 1998. The deterioration in the underwriting result is principally attributable to the adverse development on business written through CMA's managed syndicates mentioned above. The combined ratio for the three months ended March 31, 1999, computed in accordance with generally accepted accounting principles, increased to 111.0% compared to 96.9% for the same period in 1998.

Service Operations
         Revenue from service operations decreased to $2.8 million for the three months ended March 31, 1999 compared to $4.3 million for the same period in 1998, principally reflecting a reduction in profit commissions and equity in the earnings of investee companies, in each case associated with CMA's syndicates.

Corporate
         Interest and Amortization. Interest and amortization expenses were $3.0 million for the three months ended March 31, 1999 compared to $2.7 million for the same period in 1998. The increase was due principally to amortization of goodwill related to recent acquisitions of Lloyd's corporate capital vehicles.

Consolidated
         Net Investment Income and Net Realized Capital Gains. Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains, for the three months ended March 31, 1999 was $9.0 million, compared to $8.4 million for the same period in 1998. The carrying value of the Company's invested assets and cash increased to $890.6 million at March 31, 1999 from $876.2 million at December 31, 1998 primarily due to an increase in the Company's share of the operating cash flow of syndicates managed by CMA. The average annual tax equivalent yield on invested assets after investment expenses decreased to 5.82% for the first quarter of 1999 compared to 6.65% for the same period in 1998.
         The Company realized net capital gains of $243,000 for the quarter ended March 31, 1999 compared to net capital gains of $99,000 for the three months ended March 31, 1998.
         Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest decreased to $1.6 million for the three months ended March 31, 1999 compared to $11.2 million for the same period in 1998. The decrease resulted principally from the decline in net underwriting results and the reduction in income from service operations, each as discussed above.
         Income Tax Expense. The provision for Federal income taxes for the three months ended March 31, 1999 decreased to $514,000 compared with $3.3 million for the same period in 1998. The effective tax rate was 32.4% and 29.6% for the three months ended March 31, 1999 and 1998, respectively. For both periods, the effective rate is below the statutory rate of 35% due to the benefit of investments in tax-advantaged securities, offset in part by goodwill amortization.
         Net Income. The Company realized a net profit of $1.5 million for the three months ended March 31, 1999 compared with a net profit of $8.2 million for the comparable 1998 period because of the factors discussed above.

Liquidity and Capital Resources
         As a holding company, the Company's assets consist primarily of the stock of its direct and indirect subsidiaries. The Company's cash flow, therefore, depends largely on dividends and other statutorily permissible payments from its operating subsidiaries whose principal sources of funds consist of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses. On February 24, 1999, Chartwell Reinsurance paid a $5.5 million dividend to the Company. On May 5, 1999, Chartwell Reinsurance's Board of Directors declared a dividend of $3.0 million payable to the Company on May 26, 1999. Neither dividend was an "extraordinary dividend" under Minnesota law and up to $21.8 million remains available under Minnesota law for the payment of dividends by Chartwell Reinsurance without regulatory approval in 1999.
         Cash flow from operations for the first quarter of 1999 was $26.5 million compared to cash used in operations of $411,000 for the first quarter of 1998.
         Sales of available for sale investments were $22.5 million and $35.1 million for the three months ended March 31, 1999 and 1998, respectively. There was no unusual trading activity in either period.

         The Company's investment portfolio consists primarily of investment-grade fixed maturity debt securities. At March 31, 1999, approximately 90.3% of the Company's bond portfolio was rated A or better ("A-1" for commercial paper) by Moody's Investors Service. While uncertainties exist regarding interest rates and inflation, the Company attempts to minimize such risks and exposures by balancing the duration of insurance and reinsurance liabilities with the duration of assets in its investment portfolio. The current market value of the Company's fixed maturity investments is not necessarily indicative of their future valuation. The Company does not have any investments in real estate or high-yield bonds and does not have any non-income producing fixed income investments. The Company's fixed income securities portfolio (excluding the Company's pro rata share of investments held by CMA managed syndicates) at March 31, 1999 was comprised primarily of U.S. Treasury and government agency, mortgage pass-through securities and corporate and municipal bonds.
         Stockholder's equity decreased approximately 1.8% to $302.3 million at March 31, 1999 from $307.9 million at December 31, 1998. The decline in stockholder's equity is due principally to a reduction in unrealized appreciation of the Company's investment portfolio as a result of higher interest rates.
         The Company's outstanding long-term debt as of March 31, 1999 consists of Senior Notes due 2004, Loan Notes due June 2002 and credit facilities agented by First Union National Bank ("First Union"). As of March 31, 1999, the
Company's Loan Notes due June 2002 constituted approximately $5.3 million (denominated in pounds sterling) of indebtedness and the Company had outstanding $47.7 million of indebtedness under the credit facilities with First Union. The Company's ratio of long-term debt to total capitalization at March 31, 1999 was 25.6%, relatively unchanged from December 31, 1998.

Year 2000 Compliance
         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment, software and devices with imbedded technology that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. The consequences to the Company of such failures could include business interruption, lost revenue or illiquidity. The magnitude of the financial impact of such potential failures on the Company is not known at this time.
         The Company believes that it has identified all significant computer hardware and software applications and devices with imbedded time sensitive technology that are employed by the Company in its operations that will require modification to ensure Year 2000 Compliance. The Company is using both internal and external resources to test all significant computer systems and applications and to make the modifications necessary for Year 2000 Compliance. The testing and modification process, which is proceeding on schedule, is 97% complete and is expected to be fully completed by June 30, 1999. The testing and modification process has not materially interfered with the Company's Information Technology operations or the operations of the Company .
         In addition, the Company has contacted all of its significant business partners and service vendors to determine their Year 2000 Compliance readiness, as well as the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will become Year 2000 compliant in a timely manner, or that the failure by a third party to become Year 2000 compliant would not have a material adverse effect on the Company.
         The Company is revising its existing disaster recovery contingency plans to address issues specific to the Year 2000 problem. These revisions are expected to be completed by September 30, 1999. Such plans are intended to enable the Company to continue to operate by performing certain processes manually, changing vendors and repairing or replacing existing systems, where feasible.
         The total cost to the Company to test and modify all systems to be Year 2000 compliant has not been, and is not expected to be, material to its financial position or results of operations in any given year. To date, the Company has budgeted $50,000 to accomplish its Year 2000 testing and remediation goals and approximately 75% of the amount budgeted has been expended. Expenditures to fund Year 2000 testing and modification have to date and will continue to be funded from operating cash flows.

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

Cautionary Note Regarding Forward-Looking Statements
         This Quarterly Report on Form 10-Q contains statements that may be considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
         Such statements may include, without limitation, insofar as they may be considered to be forward-looking statements, certain statements in (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations - Three Months Ended March 31, 1999 Compared With Three Months Ended March 31, 1998" concerning (A) certain relationships among gross premiums written, net premiums written and net premiums earned and
(B) the development of reserves in respect of all or a portion of the Company's insurance and reinsurance business; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" concerning the potential effects of certain events on the Company's indebtedness and portfolios of fixed income and equity instruments, foreign currency exposure, derivatives positions and certain other types of instruments;
(iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance" concerning the costs and effects of Year 2000 compliance; (iv) such other statements contained in this Quarterly Report that may be considered to be forward-looking statements; and (v) variations of the foregoing statements wherever they appear in this Quarterly Report.
         All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these include the following non-exclusive factors:

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


                                              CHARTWELL RE HOLDINGS CORPORATION
                                                         (Registrant)


                                              /s/ Charles E. Meyers
                                              ---------------------------------
                                              Charles E. Meyers
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)




                                               /s/ Richard B. Primerano
                                              ----------------------------------
                                              Richard B. Primerano
                                              Vice President and Controller
                                              (Principal Accounting Officer)






Dated: May 14, 1999