Form 10-Q
period 1999-06-30
CHARTWELL RE HOLDINGS CORP
filed 1999-08-13
CIK 1012011

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999 or
                                                             -------------

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________ .

For the Quarter Ended June 30, 1999             Commission file number 0-28188
                      -------------                                   --------


                        Chartwell Re Holdings Corporation

             (Exact name of registrant as specified in its charter)
                                  -------------
         Delaware                                            06-1438493
------------------------------                               ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              Four Stamford Plaza,
                                P. O. Box 120043
                        Stamford, Connecticut  06912-0043
                        ---------------------------------
 (Address of principal executive offices)      (zip code)
                                  -------------

Registrant's telephone number, including area code (203) 705-2500
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ---

Common Stock - $1.00 par value                         100
------------------------------          ----------------------------------------
    Description of Class                Shares Outstanding as of August 12, 1999
                                        (All shares are privately held, and
                                        there is no public market for the
                                        Company's common shares)

                        Chartwell Re Holdings Corporation

                               Index To Form 10-Q

PART I   FINANCIAL INFORMATION
      Item 1-                                                             Page
                                                                          ----
      Condensed Consolidated Balance Sheets at June 30, 1999
          and December  31, 1998.......................................      1
      Condensed Consolidated Statements of Operations for the three
          and six months ended June 30, 1999 and 1998..................      2
      Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998......................      3
      Notes to Condensed Consolidated Financial Statements.............      4

      Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................      5

PART II  OTHER INFORMATION
      Item 6 - Exhibits and Reports on Form 8-K .......................     14

      Signatures .....................................................      15

PART I.   FINANCIAL INFORMATION
Item 1 -  Financial Statements

                        CHARTWELL RE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)
                                                       June 30,     December 31,
                                                         1999            1998
                                                     ------------    -----------
                                                      (Unaudited)
ASSETS:
Investments:
  Fixed maturities:
      Held to maturity (market value 1999,
      $26,949; 1998, $31,786).........................    $26,454       $30,539
      Available for sale (amortized cost 1999,
      $611,672; 1998, $637,747).......................    610,273       659,752
  Other investments...................................     45,690        36,358
  Investments held by managed syndicates..............    113,146        89,228
Cash and cash equivalents.............................     50,129        49,388
Cash and cash equivalents held by managed syndicates..      9,428        10,931
                                                      -----------    -----------
      Total investments and cash......................    855,120       876,196
Accrued investment income.............................     10,296        10,723
Premiums in process of collection.....................    133,688       143,879
Reinsurance recoverable:     on paid losses...........     25,418        19,746
                             on paid losses...........    312,515       239,059
Prepaid reinsurance...................................     53,964        40,933
Goodwill..............................................     52,673        51,902
Deferred policy acquisition costs.....................     23,869        24,084
Deferred income taxes.................................     30,276        23,159
Deposits..............................................     20,385        19,975
Other assets..........................................     71,875        78,898
                                                      ------------   -----------
      Total assets.................................... $1,590,079    $1,528,554
                                                      ============   ===========
LIABILITIES:
Loss and loss adjustment expenses.....................   $936,243      $878,617
Unearned premiums.....................................    120,340       108,495
Other reinsurance balances............................     72,050        53,323
Accrued expenses and other liabilities................     53,668        64,143
Long term debt........................................    100,816       108,477
                                                      ------------   -----------
      Total liabilities...............................  1,283,117     1,213,055
                                                      ------------   -----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST.....................................      6,640         7,576
                                                      ------------   -----------
STOCKHOLDER'S EQUITY
Common stock, par value $1.00 per share; authorized
  1,000 shares; shares issued and outstanding 100.....
Additional paid-in capital............................    217,866       217,866
Accumulated other comprehensive income:
  Net unrealized appreciation (depreciation)
  of investments......................................     (2,387)       12,534
  Foreign currency translation adjustment.............     (1,045)          217
Retained earnings.....................................     85,888        77,306
                                                      ------------   -----------
      Total stockholder's equity......................    300,322       307,923
                                                      ------------   -----------

      Total liabilities and stockholder's equity...... $1,590,079    $1,528,554
                                                      ============   ===========

            See notes to condensed consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (Unaudited)
                                        Three Month Periods    Six Month Periods
                                           Ended June 30,       Ended June 30,
                                       --------------------  -------------------
                                          1999      1998       1999       1998
                                       ---------  ---------  --------  ---------
UNDERWRITING OPERATIONS:
Premiums earned......................   $92,330   $56,430   $161,994   $109,173
Net investment income................    13,405    11,996     25,967     23,640
Net realized capital gains (losses)..      (573)      (39)      (330)        60
                                       ---------  --------  ---------  ---------
      Total revenues.................    105,162   68,387    187,631    132,873
                                       ---------  --------  ---------  ---------
Loss and loss adjustment expenses....     57,420   33,914    109,268     65,838
Policy acquisition costs.............     26,117   14,639     45,437     29,584
Other expenses.......................      8,050    6,011     14,247     10,280
                                       ---------  --------  ---------  ---------
      Total expenses.................     91,587   54,564    168,952    105,702
                                       ---------  --------  ---------  ---------
Income before taxes - underwriting
   operations........................     13,575   13,823    18,679      27,171
                                       ---------  --------  ---------  ---------

SERVICE OPERATIONS:
Service and other revenue............      2,764    3,291     5,317       6,639
Equity in net earnings of investees..        659    1,323       700       2,071
Net investment income................        164      129       409         337
                                       ---------  --------  ---------  ---------
      Total revenues.................      3,587    4,743     6,426       9,047
                                       ---------  --------  ---------  ---------
Other expenses.......................      2,786    3,329     5,091       6,015
Amortization of goodwill.............        459      569       925       1,135
                                       ---------  --------  ---------  ---------
      Total expenses.................      3,245    3,898     6,016       7,150
                                       ---------  --------  ---------  ---------
Income before taxes - service
  operations.........................       342      845        410       1,897
                                       ---------  --------  ---------  ---------

CORPORATE:
Net investment income................        24       32         57          52
General and administrative expenses..       623      636      1,220       1,178
Interest expense.....................     2,288    2,403      4,705       4,882
Amortization expense.................       619      209      1,226         415
                                       ---------  --------  ---------  ---------
Loss before taxes - corporate........    (3,506)  (3,216)    (7,094)     (6,423)
                                       ---------  --------  ---------  ---------
Consolidated income before taxes
  and minority interest..............    10,411   11,452     11,995      22,645
Income tax expense...................     3,279    3,573      3,793       6,891
                                       ---------  --------  ---------  ---------
Net income before minority interest..     7,132    7,879      8,202      15,754
Minority interest....................       (40)     526        380         884
                                       ---------  --------  ---------  ---------
Net income...........................    $7,092   $8,405     $8,582     $16,638
                                       =========  ========  =========  =========

            See notes to condensed consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)
                                                            Six Month Periods
                                                            Ended June 30,
                                                      --------------------------
                                                          1999           1998
                                                      -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net premiums collected...............................  $139,887      $ 75,548
  Net losses and loss adjustment expenses paid.........  (121,350)      (73,479)
  Overhead expenses....................................   (16,836)      (11,480)
  Service and other revenue, net of related expenses...       375        (2,790)
  Net income taxes paid................................    (5,000)       (2,554)
  Interest received on investments.....................    25,282        22,495
  Interest paid........................................    (4,539)       (4,006)
  Other, net...........................................    (9,310)        4,025
                                                      -------------  -----------
      Net cash provided by operating activities........     8,509         7,759
                                                      -------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available for sale securities...........   (60,387)      (74,521)
  Maturities of available for sale securities..........    10,277         7,725
  Maturities of held to maturity securities............     4,425         1,300
  Sales of available for sale securities...............    42,114        51,289
                                                      -------------  -----------
      Net cash used in investing activities............    (3,571)      (14,207)
                                                      -------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long term debt...........................                   5,045
  Repayment of long term debt..........................    (6,443)       (1,383)
                                                      -------------  -----------
      Net cash provided by (used in)
      financing activities.............................    (6,443)        3,662
                                                      -------------  -----------
        Effect of exchange rate on cash................       743          (423)
                                                      -------------  -----------
  Net decrease in cash and cash equivalents............      (762)       (3,209)
  Cash and cash equivalents at beginning of period.....    60,319        29,534
                                                      -------------  -----------
Cash and cash equivalents at end of period.............   $59,557       $26,325
                                                      =============  ===========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
  Net income...........................................    $8,582       $16,638
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Equity in net earnings of investees..............       392          (865)
      Net realized capital (gains) losses..............       330           (60)
      Minority interest................................      (380)         (884)
      Deferred policy acquisition costs................       215         1,849
      Unpaid loss and loss adjustment expenses.........    66,373        45,771
      Unearned premiums................................    11,845         5,886
      Other reinsurance balances.......................     5,696        11,455
      Reinsurance recoverable..........................   (79,128)      (42,116)
      Amortization of goodwill.........................     1,574         1,135
      Deferred income taxes............................    (7,117)        4,710
      Net change in receivables and payables...........    11,240       (41,649)
      Other, net.......................................   (11,113)        5,889
                                                      -------------  -----------
        Net cash provided by operating activities......    $8,509        $7,759
                                                      =============  ===========

            See notes to condensed consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

NOTE 2 -  COMPREHENSIVE INCOME

         The components of the Company's comprehensive income are net income, changes in foreign currency translation adjustments and changes in unrealized appreciation (depreciation) of investments. Total comprehensive income (loss) for the three month periods ended June 30, 1999 and 1998 was $(2,007,000) and $10,955,000, respectively. Total comprehensive income (loss) for the six month periods ended June 30, 1999 and 1998 was $(7,601,000) and $20,377,000,
respectively.

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

Recent Developments
         On June 21, 1999, Chartwell Re entered into an Agreement and Plan of Merger (the "Merger Agreement") with Trenwick Group Inc. ("Trenwick") pursuant to which Chartwell Re will merge with and into Trenwick in an all stock transaction. Chartwell Re's stockholders will receive 0.825 of a share of
Trenwick common stock for each share of Chartwell Re's common stock in a tax-free exchange of shares. Trenwick plans to account for the merger using the purchase method of accounting under U.S. generally accepted accounting principles. The transaction is subject to approval by Chartwell Re's and Trenwick's respective shareholders, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, regulatory approvals and other customary closing conditions. It is expected that the merger will be completed in the fourth quarter of 1999.

         In connection with the Merger Agreement, Chartwell Re granted Trenwick the option to purchase, under certain circumstances, up to 1,918,729 shares of Chartwell Re's common stock at a purchase price of $23.82 per share. The option is exercisable upon certain circumstances, which can arise if another person proposes a takeover of Chartwell Re or if any other person commences a tender or exchange offer to acquire 15% or more of Chartwell Re's common stock or assets.

         In addition, as part of the transaction, Chartwell Re will purchase, at the time of the closing of the transaction, a reinsurance policy providing for up to $100 million in coverage against unanticipated increases in Chartwell Re's reserves for business written on or before the date the merger is completed. The reinsurance policy will apply to all of Chartwell Re's business, including its operations at Lloyd's.

         Chartwell Re's execution of the Merger Agreement and the resulting merger of Chartwell Re with and into Trenwick will not cause the preferred share purchase rights described in Note 15 of the financial statements set forth in Chartwell Re's Annual Report on Form 10-K for the year ended December 31, 1998 to become exercisable, due to an amendment to Chartwell Re's Rights Agreement, dated as of June 21, 1999.

         Detailed information regarding the proposed transaction and Trenwick has been filed with the Securities and Exchange Commission and will be disseminated to Chartwell Re's stockholders in connection with the solicitation of stockholder approval of the Merger Agreement and the resulting merger.

Results of Operations - Six Months Ended June 30, 1999 Compared With Six Months Ended June 30, 1998:

          Revenues: Total revenues for the six months ended June 30, 1999 increased 36.7% to $194.1 million, compared to $142.0 million for the comparable period in 1998.
           The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:

                                                       Six Month Periods
                                                        Ended June 30,
                                           -------------------------------------
                                                  1999                  1998
                                           -------------------------------------
                                                        (in thousands)
Gross premiums written                         $248,620              $168,665
                                           ==============         ==============
Net premiums written                           $161,071              $101,528
                                           ==============         ==============
Premiums earned                                $161,994              $109,173
Net investment income                            26,433                24,029
Net realized capital gains (losses)                (330)                   60
Service and other revenue                         5,317                 6,639
Equity in net earnings of investees                 700                 2,071
                                           --------------         --------------
Total Revenues                                 $194,114              $141,972
                                           ==============         ==============
Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the first six months of 1999 were $248.6 million, an increase of 47.4% compared to the same period in 1998. The distribution of the Company's gross premiums written among its business segments was as follows:

                                              Six Month Periods
                                               Ended June 30,
                                    ------------------------------   -----------
                                       1999           1998             % Change
                                    -----------   ------------       -----------
Reinsurance Operations                  $77,945       $84,629            (7.9)%
Specialty Insurance Operations          170,675        84,036            103.1%
                                    -----------   ------------       -----------
             Total                     $248,620      $168,665             47.4%
                                    ===========   ============       ===========

         Net premiums written for the six months ended June 30, 1999 increased 58.6% to $161.1 million compared to $101.5 million for the same period in 1998. The increase in both gross and net premiums written principally reflects the Company's continued growth of underwriting participation on syndicates managed by CMA, which contributed $98.4 million and $78.7 million of premiums on a gross and net basis, respectively, in the first six months of 1999 compared to $22.8 million and $20.4 million of gross and net premiums, respectively, in the first six months of 1998. In addition, gross written premiums emanating from the Controlled Source Insurance segment increased 18.0% to $72.3 million for the six months ended June 30, 1999 compared to $61.3 million for the same period in 1998. Net premiums earned for the six months ended June 30, 1999 were $162.0 million, an increase of 48.4% compared to $109.2 million for the same period in 1998.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $109.3 million for the six months ended June 30, 1999, a 66.0% increase compared to $65.8 million for the comparable period in 1998. Net losses and LAE expressed as a percentage of net premiums earned (the loss and LAE ratio) was 67.5% for the six months ended June 30, 1999 compared to 60.3% recorded for the same period in 1998.

         The increase in loss and LAE and the loss and LAE ratio for the six months ended June 30, 1999 is principally attributable to the recognition of adverse loss development in the first quarter of 1999 in respect of automobile insurance and extended warranty reinsurance previously written through Lloyd's syndicates managed by CMA. CMA sold the Lloyd's syndicate which wrote the automobile insurance in October of 1998 and discontinued the underwriting of the extended warranty business for the 1999 year of account.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and agents and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $45.4 million for the six months ended June 30, 1999 compared to $29.6 million for the same period in 1998. Policy acquisition costs expressed as a percentage of net premiums earned (the acquisition expense ratio) increased to 28.0% from 27.1% in the first half of 1998.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $14.2 million for the six months ended June 30, 1999 compared to $10.3 million for the same period in 1998. The increase principally reflects an increased share of expenses related to the Company's underwriting participation on syndicates managed by CMA. Other expenses expressed as a percentage of net premiums earned decreased to 8.8% for the six months ended June 30, 1999 compared to 9.4% for the same period in 1998 resulting primarily from the increased level of premium volume.

         Net Underwriting Results. For the six months ended June 30, 1999 the Company's net underwriting result (net premiums earned minus losses, LAE and underwriting expenses) decreased to a net loss of $7.0 million compared to a net gain of $3.5 million for the same period in 1998. The deterioration in the underwriting result is principally attributable to the adverse development in the first quarter on business written through CMA's managed syndicates as mentioned above. The combined ratio for the six months ended June 30, 1999 computed in accordance with generally accepted accounting principles increased to 104.3% compared to 96.8% for the same period in 1998.

Service Operations
         Revenue from service operations decreased to $6.4 million for the six months ended June 30, 1999 compared to $9.0 million for the same period in 1998, principally reflecting a reduction in profit commissions and equity in the earnings of investee companies, in each case associated with CMA's syndicates.

Corporate
         Interest and Amortization. Interest and amortization expenses were $5.9 million for the six months ended June 30, 1999 compared to $5.3 million for the same period in 1998. The increase was due principally to amortization of goodwill related to recent acquisitions of Lloyd's corporate capital vehicles.

Consolidated
         Net Investment Income and Net Realized Capital Gains. Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains, for the six months ended June 30, 1999 was $18.6 million compared to $17.0 million for the same period in 1998. The carrying value of the Company's invested assets and cash decreased to $855.1 million at June 30, 1999 from $876.2 million at December 31, 1998 primarily due to the increase in interest rates during the period. The average annual tax equivalent yield on invested assets after investment expenses decreased to 5.80% for the first half of 1999 compared to 6.31% for the same period in 1998.

         The Company realized net capital losses of $330,000 for the six months ended June 30, 1999 compared to net capital gains of $60,000 for the six months ended June 30, 1998.

         Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest decreased to $12.0 million for the six months ended June 30, 1999 compared to $22.6 million for the same period in 1998. The decrease resulted primarily from the decline in net underwriting results and the reduction in income from service operations in the first quarter of 1999, each as discussed above.

         Income Tax Expense. The provision for Federal income taxes for the six months ended June 30, 1999 decreased to $3.8 million compared with $6.9 million for the same period in 1998. The effective tax rate was 31.6% and 30.4% for the six months ended June 30, 1999 and 1998, respectively. For both periods, the effective rate is below the statutory rate of 35% due to the benefit of investments in tax-advantaged securities, offset in part by goodwill amortization.

         Net Income. The Company realized a net profit of $8.6 million for the six months ended June 30, 1999 compared with a net profit of $16.6 million for the same period in 1998 because of the factors discussed above.

Results of Operations - Three Months Ended June 30, 1999 Compared With Three Months Ended June 30, 1998:

         Revenues: Total revenues for the three months ended June 30, 1999 increased 48.7% to $108.8 million, compared to $73.2 million for the comparable period in 1998.

         The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:

                                                      Three Month Periods
                                                        Ended June 30,
                                           -------------------------------------
                                                  1999                 1998
                                           ----------------      ---------------
                                                          (in thousands)
Gross premiums written                           $124,998               $86,806
                                           ================      ===============
Net premiums written                              $88,320               $59,966
                                           ================      ===============
Premiums earned                                   $92,330               $56,430
Net investment income                              13,593                12,157
Net realized capital gains (losses)                  (573)                  (39)
Service and other revenue                           2,764                 3,291
Equity in net earnings of investees                   659                 1,323
                                           ----------------      ---------------
Total Revenues                                   $108,773               $73,162
                                           ================      ===============

Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the second quarter of 1999 were $125.0 million, an increase of 44.0% compared to the same period in 1998. The distribution of the Company's gross premiums written among its business segments was as follows:

                                                Three Month Periods
                                                    Ended June 30,
                                     -------------------------------   ---------
                                        1999              1998         % Change
                                     -------------   ---------------   ---------
Reinsurance Operations                   $33,045           $40,191      (17.8)%
Specialty Insurance Operations            91,953            46,615        97.3%
                                     -------------   ---------------   ---------
              Total                     $124,998           $86,806        44.0%
                                     =============   ===============   =========

         Net premiums written for the three months ended June 30, 1999 increased 47.3% to $88.3 million compared to $60.0 million for the same period in 1998. The increase in both gross and net premiums written principally reflects the Company's continued growth of underwriting participation on syndicates managed by CMA, which contributed $56.2 million and $50.7 million of premiums on a gross and net basis, respectively, in the second quarter of 1999 compared to $17.2 million and $15.4 million of gross and net premiums, respectively, in the second quarter of 1998. In addition, gross premiums emanating from the Controlled Source Insurance segment increased 21.4% to $35.7 million for the three months ended June 30, 1999 compared to $29.4 million for the same period in 1998. Net premiums earned for the three months ended June 30, 1999 were $92.3 million, an increase of 63.6% compared to $56.4 million for the same period in 1998.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $57.4 million for the three months ended June 30, 1999, a 69.3% increase compared to $33.9 million for the comparable period in 1998. Net losses and LAE expressed as a percentage of net premiums earned (the loss and LAE ratio) was 62.2% for the three months ended June 30, 1999 compared to 60.1% recorded for the same period in 1998.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and agents and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $26.1 million for the three months ended June 30, 1999 compared to $14.6 million for the same period in 1998. Policy acquisition costs expressed as a percentage of net premiums earned (the acquisition expense ratio) increased to 28.3% from 25.9% in the second quarter of 1998.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $8.1 million for the three months ended June 30, 1999 compared to $6.0 million for the same period in 1998. The increase principally reflects an increased share of expenses related to the Company's underwriting participation on syndicates managed by CMA. Other expenses expressed as a percentage of net premiums earned decreased to 8.7% for the three months ended June 30, 1999 compared to 10.7% for the same period in 1998.
          Net Underwriting Results. For the three months ended June 30, 1999 the Company's net underwriting result (net premiums earned minus losses, LAE and underwriting expenses) decreased to a net gain of $0.7 million compared to a net gain of $1.9 million for the same period in 1998. The combined ratio for the three months ended June 30, 1999 computed in accordance with generally accepted accounting principles increased to 99.2% compared to 96.7% for the same period in 1998.

Service Operations
         Revenue from service operations decreased to $3.6 million for the three months ended June 30, 1999 compared to $4.7 million for the same period in 1998, principally reflecting a reduction in profit commissions and equity in the earnings of investee companies, in each case associated with CMA's syndicates.

Corporate
         Interest and Amortization. Interest and amortization expenses were $2.9 million for the three months ended June 30, 1999 compared to $2.6 million for the same period in 1998. The increase was due principally to amortization of goodwill related to recent acquisitions of Lloyd's corporate capital vehicles.

Consolidated
         Net Investment Income and Net Realized Capital Gains. Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains, for the three months ended June 30, 1999 was $9.6 million, compared to $8.6 million for the same period in 1998. The average annual tax equivalent yield on invested assets after investment expenses decreased to 5.76% for the second quarter of 1999 compared to 6.13% for the same period in 1998.

         The Company realized net capital losses of $573,000 for the quarter ended June 30, 1999 compared to net capital losses of $39,000 for the three months ended June 30, 1998.

         Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest decreased to $10.4 million for the three months ended June 30, 1999 compared to $11.5 million for the same period in 1998. The decrease resulted from the decrease in net underwriting results, the reduction in income from service operations and the increase in amortization expense, each as discussed above.

         Income Tax Expense. The provision for Federal income taxes for the three months ended June 30, 1999 decreased to $3.3 million compared to $3.6 million for the same period in 1998. The effective tax rate was 31.5% and 31.2% for the three months ended June 30, 1999 and 1998, respectively. For both periods, the effective rate is below the statutory rate of 35% due to the benefit of investments in tax-advantaged securities, offset in part by goodwill amortization.

         Net Income. The Company realized a net profit of $7.1 million for the three months ended June 30, 1999 compared with a net profit of $8.4 million for the same period in 1998 period because of the factors discussed above.

Liquidity and Capital Resources
         As a holding company, the Company's assets consist primarily of the stock of its direct and indirect subsidiaries. The Company's cash flow, therefore, depends largely on dividends and other statutorily permissible payments from its operating subsidiaries whose principal sources of funds consist of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses. On February 24, 1999 and May 26, 1999, Chartwell Reinsurance paid a $5.5 million and a $3.0 million dividend, respectively, to the Company. On August 11, 1999, Chartwell Reinsurance's Board of Directors declared a dividend of $10.0 million payable to the Company on August 26, 1999. None of the dividends were "extraordinary dividends" under Minnesota law and up to $11.8 million remains available under Minnesota law for the payment of dividends by Chartwell Reinsurance without regulatory approval in 1999.
         Cash flow from operations for the first six months of 1999 was $8.5 million compared to $7.8 million for the six months ended June 30, 1998.
         Sales of available for sale investments were $42.1 million and $51.3 million for the six months ended June 30, 1999 and 1998, respectively. There was no unusual trading activity in either period.
         The Company's investment portfolio consists primarily of investment-grade fixed maturity debt securities. At June 30, 1999, approximately 89.2% of the Company's bond portfolio was rated A or better ("A-1" for commercial paper) by Moody's Investors Service. While uncertainties exist regarding interest rates and inflation, the Company attempts to minimize such risks and exposures by balancing the duration of assets in its investment portfolio with the duration of insurance and reinsurance liabilities. The current market value of the Company's fixed maturity investments is not necessarily indicative of their future valuation. The Company does not have any investments in real estate or high-yield bonds and does not have any non-income producing fixed income investments. The Company's fixed income securities portfolio at June 30, 1999 was comprised primarily of U.S. Treasury and government agency, mortgage pass-through securities and corporate and municipal bonds.
         Stockholders' equity decreased approximately 2.5% to $300.3 million at June 30, 1999 from $307.9 million at December 31, 1998.

         The Company's outstanding long-term debt as of June 30, 1999 consists of Senior Notes due 2004, Loan Notes due June 2002 and credit facilities agented by First Union National Bank ("First Union"). As of June 30, 1999, the Company's Loan Notes due June 2002 constituted approximately $5.4 million (denominated in pounds sterling) of indebtedness and the Company had outstanding $45.1 million of indebtedness under the credit facilities with First Union. The Company's ratio of long-term debt to total capitalization at June 30, 1999 was 25.1%, compared to 26.1% at December 31, 1998.

Year 2000 Compliance
         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment, software and devices with imbedded technology that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. The consequences to the Company of such failures could include business interruption, lost revenue or illiquidity. The magnitude of the financial impact of such potential failures on the Company is not known at this time.
         The Company believes that it has identified all significant computer hardware and software applications and devices with imbedded time sensitive technology that are employed by the Company in its operations that will require modification to ensure Year 2000 Compliance. The Company is using both internal and external resources to test all significant computer systems and applications and to make the modifications necessary for Year 2000 Compliance. The testing and modification process, which is proceeding on schedule, was fully completed on June 30, 1999. The testing and modification process has not materially interfered with the Company's Information Technology operations or the operations of the Company .
         In addition, the Company has contacted all of its significant business partners and service vendors to determine their Year 2000 Compliance readiness, as well as the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will become Year 2000 compliant in a timely manner, or that the failure by a third party to become Year 2000 compliant would not have a material adverse effect on the Company.
         The Company is revising its existing disaster recovery contingency plans to address issues specific to the Year 2000 problem. These revisions are expected to be completed by September 30, 1999. Such plans are intended to enable the Company to continue to operate by performing certain processes manually, changing vendors and repairing or replacing existing systems, where feasible.
         The total cost to the Company to test and modify all systems to be Year 2000 compliant has not been, and is not expected to be, material to its financial position or results of operations in any given year. To date, the Company has budgeted $50,000 to accomplish its Year 2000 testing and remediation goals and approximately 75% of the amount budgeted has been expended. Expenditures to fund Year 2000 testing and modification have to date and will continue to be funded from operating cash flows.
         The anticipated completion dates for Year 2000 compliance and the Company's contingency plans and the cost estimates for the completion of the Company's Year 2000 compliance program are based on management's best estimates utilizing current data regarding available resources, coordination with third parties and other relevant factors and information about systems conversion. However, there can be no assurance that these estimates will be achieved, and actual results could differ from the current plan.

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

Cautionary Note Regarding Forward-Looking Statements
         This Quarterly Report on Form 10-Q contains statements that may be considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
         Such statements may include, without limitation, insofar as they may be considered to be forward-looking statements, certain statements in (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments" concerning the expected timing of the completion of the merger of the Company with and into Trenwick, (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations - Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998" and "Three Months Ended June 30, 1999 Compared With Three Months Ended June 30, 1998" concerning (A) certain relationships among gross premiums written, net premiums written and net premiums earned and
(B) the development of reserves in respect of all or a portion of the Company's insurance and reinsurance business; (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" concerning the potential effects of certain events on the Company's indebtedness and portfolios of fixed income and equity instruments, foreign currency exposure, derivatives positions and certain other types of instruments;
(iv) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance" concerning the costs and effects of Year 2000 compliance; (v) such other statements contained in this Quarterly Report that may be considered to be forward-looking statements; and (vi) variations of the foregoing statements wherever they appear in this Quarterly Report.
         All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. The Company believes that these include the following non-exclusive factors:

i. the impact of changing market conditions on the Company's business strategy;
ii. the effects of increased competitio n on pricing, coverage terms, retention of customers and ability to attract new customers;
iii. greater severity or frequency of the types of large or catastrophic losses which the Company's subsidiaries insure or reinsure;
iv. faster or more adverse loss development experience than that on which the Company's underwriting, reserving and investment practices are based;
v.        changes in the Company's retrocessional arrangements;
vi. developments in global financial markets which could adversely affect the performance of the Company's investment portfolio;

vii. litigation, regulatory or tax developments that could adversely affect the Company's business;
viii.     risks associated with the introduction  of new products and  services;
          and
ix. the impact of mergers and acquisitions, including the acquisition of the Company by Trenwick.

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

                      (a) Exhibits

                           27 - Financial Data Schedule

(b)      Reports on Form 8-K

                           A Report on Form 8-K was filed on June 25, 1999, which stated that Trenwick and the Company had entered into the Merger Agreement, dated June 21, 1999, and that in connection with the Merger Agreement, Trenwick and the Company had entered into a Stock Option Agreement, dated June 21, 1999. The Report on Form 8-K also stated that Trenwick and Chartwell had issued a joint press release announcing the signing of the Merger Agreement.

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


                                               CHARTWELL RE HOLDINGS CORPORATION
                                                         (Registrant)




                                               /s/Charles E. Meyers
                                               ---------------------------------
                                               Charles E. Meyers
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)






                                               /s/Richard B. Primerano
                                               ---------------------------------
                                               Richard B. Primerano
                                               Vice President and Controller
                                               (Principal Accounting Officer)



Dated: August 12, 1999