Form 10-Q
period 1999-09-30
CHARTWELL RE HOLDINGS CORP
filed 1999-11-15
CIK 1012011

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------

                                    FORM 10-Q
                                    --------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to ____________ .

For the Quarter Ended September 30, 1999         Commission file number 0-28188
                      ------------------                                -------
                                -----------------


                        Chartwell Re Holdings Corporation

             (Exact name of registrant as specified in its charter)
                                -----------------
        Delaware                                                  06-1438493
-------------------------                                    -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              Four Stamford Plaza,
                                P. O. Box 120043
                        Stamford, Connecticut 06912-0043
                                -----------------
               (Address of principal executive offices) (zip code)
                                -----------------

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

Common Stock - $1.00 par value                          100
------------------------------       -------------------------------------------
       Description of Class          Shares Outstanding as of  November 11, 1999
                                    (All shares are privately held, and there is
                                     no public market for the Company's common shares)

                        Chartwell Re Holdings Corporation

                               Index To Form 10-Q

PART I  FINANCIAL INFORMATION
      Item 1-                                                            Page
                                                                         ----
      Condensed Consolidated Balance Sheets at September 30, 1999
          and December  31, 1998.......................................      1
      Condensed Consolidated Statements of Operations for the three
          and nine months ended September 30, 1999 and 1998............      2
      Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1999 and 1998................      3
      Notes to Condensed Consolidated Financial Statements.............      4

      Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................      6

PART II  OTHER INFORMATION
      Item 6 - Exhibits and Reports on Form 8-K .......................     15

      Signatures ......................................................     16

PART I    FINANCIAL INFORMATION
Item 1 -  Financial Statements

                        CHARTWELL RE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except share amounts)

                                                    September 30,   December 31,
                                                         1999          1998
                                                    --------------  ------------
                                                       (Unaudited)
ASSETS:
Investments:
  Fixed maturities:
      Held to maturity (market value 1999, $20,982;
      1998, $31,786)...................................  20,647      $   30,539
      Available for sale (amortized cost 1999, $616,490;
      1998, $637,747)..................................   610,500       659,752
  Other investments....................................    36,625        36,358
  Investments held by managed syndicates...............    86,439        89,228
Cash and cash equivalents..............................    58,881        49,388
Cash and cash equivalents held by managed syndicates...     9,830        10,931
                                                       -----------   -----------
      Total investments and cash.......................   822,922       876,196
Accrued investment income..............................    24,651        10,723
Premiums in process of collection......................   139,359       143,879
Reinsurance recoverable:   on paid losses..............    31,696        19,746
                           on paid losses..............   346,144       239,059
Prepaid reinsurance....................................    53,013        40,933
Goodwill...............................................    54,269        51,902
Deferred policy acquisition costs......................    22,458        24,084
Deferred income taxes..................................    33,897        23,159
Deposits...............................................    21,127        19,975
Other assets...........................................    53,212        78,898
                                                       -----------   -----------
     Total assets..................................... $1,602,748    $1,528,554
                                                       ===========   ===========
LIABILITIES:
Loss and loss adjustment expenses.....................  $941,122       $878,617
Unearned premiums.....................................   115,351        108,495
Other reinsurance balances............................   103,029         53,323
Accrued expenses and other liabilities.................   62,834         64,143
Long term debt.........................................   98,966        108,477
                                                      ------------   -----------
      Total liabilities............................... 1,321,302      1,213,055
                                                      ------------   -----------

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST.....................................     5,396          7,576
                                                      ------------   -----------
STOCKHOLDER'S EQUITY
Common stock, par value $1.00 per share; authorized
     1,000 shares; shares issued and outstanding 100...
Additional paid-in capital.............................. 217,866        217,866
Accumulated other comprehensive income:
  Net unrealized appreciation (depreciation) of
     investments.......................................   (6,046)        12,534
  Foreign currency translation adjustment..............     (236)           217
Retained earnings......................................   64,466         77,306
                                                      --------------  ----------
      Total stockholder's equity.......................  276,050        307,923
                                                      --------------  ----------
      Total liabilities and stockholder's equity..... $1,602,748     $1,528,554
                                                      =============  ===========

            See notes to condensed consolidated financial statements

                        CHARTWELL RE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (Unaudited)

                                       Three Month Periods   Nine Month Periods
                                       Ended September 30,   Ended September 30,
                                       --------------------  -------------------
                                         1999        1998       1999      1998
                                       ----------  --------   --------  --------
UNDERWRITING OPERATIONS:
Premiums earned.......................   $47,118   $59,333   $209,112  $168,506
Net investment income.................     6,174    11,808     32,141    35,448
Net realized capital losses...........      (503)     (169)      (833)     (109)
                                       ----------  --------  ---------  --------
      Total revenues..................    52,789    70,972    240,420   203,845
                                       ----------  --------  ---------  --------
Loss and loss adjustment expenses...      51,005    36,108    160,273   101,946
Policy acquisition costs..............    16,941    15,940     62,378    45,524
Other expenses........................     7,434     5,239     21,681    15,519
                                       ----------  --------  ---------  --------
      Total expenses..................    75,380    57,287    244,332   162,989
                                       ----------  --------  ---------  --------
Income (loss) before taxes -
  underwriting operations.............   (22,591)   13,685     (3,912)   40,856
                                       ----------  --------  ---------  --------

SERVICE OPERATIONS:
Service and other revenue.............     3,919     4,259      9,236    10,898
Equity in net earnings of investees...    (1,063)      403       (363)    2,474
Net investment income.................       209       345        618       682
                                       ----------  --------  ---------  --------
      Total revenues..................     3,065     5,007      9,491    14,054
                                       ----------  --------  ---------  --------
Other expenses........................     3,290     3,147      8,381     9,162
Amortization of goodwill..............       467       587      1,392     1,722
                                       ----------  --------  ---------  --------
      Total expenses..................     3,757     3,734      9,773    10,884
                                       ----------  --------  ---------  --------
Income (loss) before taxes - service
     operations.......................      (692)    1,273       (282)    3,170


CORPORATE:
Net investment income.................        14        24         71        76
Net realized capital gains............                 368                  368
General and administrative expenses...       860       577      2,080     1,755
Interest expense......................     2,950     2,635      7,655     7,517
Amortization expense..................       602       221      1,828       636
                                       ----------  --------  ---------  --------
Loss before taxes - corporate.........    (4,398)   (3,041)   (11,492)   (9,464)
                                       ----------  --------  ---------  --------
Consolidated income (loss)  before
     taxes and minority interest......   (27,681)   11,917    (15,686)   34,562
Income tax expense (benefit)..........    (4,522)    3,725       (729)   10,616
                                       ----------  --------  ---------  --------
Net income (loss) before minority
     interest.........................   (23,159)    8,192    (14,957)   23,946
Minority interest.....................     1,737       191      2,117     1,075
                                       ----------  --------  ---------  --------
Net income (loss)..................... $ (21,422)   $8,383   $(12,840)  $25,021
                                       ==========  ========  =========  ========

           See notes to condensed consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)
                                                             Nine Month Periods
                                                            Ended September 30,
                                                       -------------------------
                                                          1999           1998
                                                       ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net premiums collected............................... $184,501        $99,919
  Net losses and loss adjustment expenses paid......... (206,525)      (104,580)
  Overhead expenses....................................  (19,351)       (18,018)
  Service and other revenue, net of related expenses...    8,265           (245)
  Net income taxes paid................................   (5,000)        (5,772)
  Interest received on investments.....................   34,579         35,666
  Interest paid........................................   (8,003)        (8,336)
  Other, net...........................................   (2,840)        (2,727)
                                                       ------------   ----------
      Net cash used  in operating activities...........  (14,374)        (4,093)
                                                       ------------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available for sale securities...........  (67,684)      (141,607)
   Net cash acquired from investment in Oak Dedicated
   Two Limited.........................................                   6,901
  Maturities of available for sale securities..........   14,544          8,075
  Maturities of held to maturity securities............   10,727          2,430
  Sales of available for sale securities...............   74,879        130,598
                                                       ------------   ----------
      Net cash provided by investing activities........   32,466          6,397
                                                       ------------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long term debt...........................                   5,624
  Repayment of long term debt..........................  (9,548)           (241)
                                                       ------------   ----------
      Net cash provided by (used in) financing
        activities.....................................  (9,548)          5,383
                                                       ------------   ----------
        Effect of exchange rate on cash................    (152)           (980)
                                                       ------------   ----------
  Net increase in cash and cash equivalents............   8,392           6,707
  Cash and cash equivalents at beginning of period.....  60,319          29,534
                                                       ------------   ----------

  Cash and cash equivalents at end of period........... $68,711         $36,241
                                                       ============   ==========
RECONCILIATION OF NET INCOME TO NET CASH  USED
IN OPERATING ACTIVITIES:
  Net income (loss)....................................($12,840)        $25,021
  Adjustments to reconcile net income to net cash
  used in operating activities:
      Equity in net earnings of investees..............   2,211            (759)
      Net realized capital (gains) losses..............     833            (259)
      Minority interest................................  (2,117)         (1,075)
      Deferred policy acquisition costs................   1,626           2,436
      Unpaid loss and loss adjustment expenses.........  61,388          65,391
      Unearned premiums................................   6,856           7,054
      Other reinsurance balances.......................  37,625             301
      Reinsurance recoverable..........................(119,035)        (54,328)
      Amortization of goodwill.........................   2,365           1,722
      Deferred income taxes............................ (10,738)          7,490
      Net change in receivables and payables...........  17,423         (51,740)
      Other, net.......................................      29          (5,347)
                                                       ============   ==========
        Net cash used in operating activities..........($14,374)        $(4,093)
                                                       ============   ==========

            See notes to condensed consolidated financial statements.

                        CHARTWELL RE HOLDINGS CORPORATION
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

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

NOTE 2 -  COMPREHENSIVE INCOME

         The components of the Company's comprehensive income are net income, changes in foreign currency translation adjustments and changes in unrealized appreciation (depreciation) of investments. Total comprehensive income (loss) for the three month periods ended September 30, 1999 and 1998 was $(24,272,000) and $13,276,000, respectively. Total comprehensive income (loss) for the nine month periods ended September 30, 1999 and 1998 was $(31,873,000) and $33,653,000 respectively.

NOTE 3 -  BUSINESS SEGMENTS

         The Company's operations have been classified into four segments-- reinsurance, controlled source insurance, Lloyd's underwriting and service operations. The reinsurance, controlled source insurance and Lloyd's
underwriting   segments  include  the  pre-tax  results  of  the  insurance  and reinsurance entities over which management of the Company is responsible for making underwriting decisions, including Chartwell Reinsurance Company, The Insurance Corporation of New York, Oak Dedicated Limited, Oak Dedicated Two Limited and Oak Dedicated Four Limited. The insurance and reinsurance operations of these entities have been separated among the three segments based upon the nature of the clientele and their business or products. The measure of profitability of the insurance segments is the composite underwriting result, which represents the gross profit margin on insurance products before insurance administrative expenses and consists of premiums, less loss and LAE, acquisition costs and commissions. The service operations segment includes the pre-tax results from services or capital provided to or investments in insurance entities over which management of the Company does not influence the underwriting decisions and the pre-tax results of Chartwell Advisers Limited and Chartwell Managing Agents Limited, net of related goodwill amortization. The measure of profitability of the service operations segment is net income (loss) before taxes, excluding non-recurring investment and foreign exchange gains and losses. Corporate items relate primarily to capital costs associated with the Company's debt as well as unallocated employee expenses incurred in connection with the investigation of possible acquisition targets.

Summarized financial information concerning the Company's operating segments is shown in the following table (in thousands):

                                                      Controlled
                                                        Source     Lloyd's       Service
                                        Reinsurance    Insurance   Underwriting  Operations  Corporate   Total
                                            ------------------------------------------------------------------------------------
Nine months ended September 30, 1999
Segment profit or loss:

   Total revenues                         $113,347     $ 35,296     $91,777      $ 9,491      $    71   $  249,982
   Composite underwriting result            (1,138)       2,894     (15,295)                               (13,539)
   Income (loss) before taxes               10,675        2,660     (17,247)        (282)     (11,492)     (15,686)
Segment assets:
   Total assets                           $609,608     $647,086     $274,691     $36,969      $34,394   $1,602,748

Nine months ended September 30, 1998
Segment profit or loss:
   Total revenues                         $127,637     $ 35,913      $40,295     $14,054         $444   $  218,343
   Composite underwriting result            15,653        2,109        3,274                                21,036
   Income (loss) before taxes               34,865        1,894        4,097       3,170       (9,464)      34,562
Segment assets:
   Total assets                           $707,611     $645,288      $80,089     $48,543      $23,801   $1,505,332




NOTE 4 -  SUBSEQUENT EVENTS

         On October 27, 1999, Chartwell Re Corporation ("Chartwell Re") , the parent of the Company, merged with and into Trenwick Group Inc. ("Trenwick") in an all stock transaction. Chartwell Re's stockholders received 0.825 of a share of Trenwick common stock for each share of Chartwell Re's common stock in a tax-free exchange of shares. Trenwick plans to account for the merger using the purchase method of accounting under generally accepted accounting principles.

         As a condition to the merger agreement, Trenwick is indemnified and guaranteed, effective October 27, 1999, against adverse development in the Company's business and such indemnity and guarantee is accomplished through a reinsurance agreement. The premiums payable under this agreement are $56.0 million and will generate an expected tax benefit of $19.6 million, which will be recorded as a non-recurring charge in the Company's fourth quarter financial statements.

         The Company has aggregate excess of loss reinsurance treaties in place for 1997, 1998 and 1999. As a condition to entering into the reinsurance agreement described above, the Company was required to commute these stop loss reinsurance treaties, effective October 1, 1999. The loss on commutation of $54.4 million and will generate an expected tax benefit of $19.0, which will be recorded as a non-recurring charge in the Company's fourth quarter financial statements.

         The Company will record merger-related costs in its fourth quarter financial statements totaling $13.4 million. Such costs consist of attorneys fees, financial advisor fees, accountants' fees, severance costs and office closing costs.

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Chartwell Re Holdings Corporation
         Chartwell Re Holdings Corporation is an insurance holding company with global underwriting and service operations, conducting its business in the United States and in the Lloyd's market through its principal operating subsidiaries, Chartwell Reinsurance Company ("Chartwell Reinsurance"), The Insurance Corporation of New York ("INSCORP") and Chartwell Managing Agents Limited ("CMA"). Chartwell Re Holdings Corporation was formed in 1995 to act as an intermediate level holding company for Chartwell Re Corporation ("Chartwell Re"), its parent at that time. Chartwell Re Holdings Corporation and its subsidiaries are collectively referred to as the Company.

Recent Developments
         On October 27, 1999, Chartwell Re merged with and into Trenwick Group Inc. ("Trenwick") in an all stock transaction. Chartwell Re's stockholders received 0.825 of a share of Trenwick common stock for each share of Chartwell Re's common stock in a tax-free exchange of shares. Trenwick plans to account for the merger using the purchase method of accounting under U.S. generally accepted accounting principles.

         In addition, as part of the transaction, Chartwell Re purchased, at the time of the closing of the transaction, a reinsurance policy providing for up to $100 million in coverage against unanticipated increases in Chartwell Re's reserves for business written on or before the date the merger was completed. The reinsurance policy will apply to all of Chartwell Re's business, including its operations at Lloyd's.

         Chartwell Re's execution of the Merger Agreement and the resulting merger of Chartwell Re with and into Trenwick did not cause the preferred share purchase rights described in Note 15 of the financial statements set forth in Chartwell Re's Annual Report on Form 10-K for the year ended December 31, 1998 to become exercisable, due to an amendment to Chartwell Re's Rights Agreement dated as of June 21, 1999.

Results of Operations - Nine Months Ended September 30, 1999 Compared With Nine Months Ended September 30, 1998:

         Revenues: Total revenues for the nine months ended September 30, 1999 increased 14.5% to $250.0 million, compared to $218.3 million for the comparable period in 1998.

         The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:

                                                   Nine Month Periods
                                                   Ended September 30,
                                           -------------------------------------
                                                  1999                  1998
                                           ----------------       --------------
                                                       (in thousands)

Gross premiums written                         $337,461              $256,535
Net premiums written                           $204,444              $157,640
Premiums earned                                $209,112              $168,506
Net investment income                            32,830                36,206
Net realized capital gains (losses)                (833)                  259
Service and other revenue                         9,236                10,898
Equity in net earnings of investees                (363)                2,474
                                           ----------------       --------------
Total Revenues                                 $249,982              $218,343
                                           ================       ==============
Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the first nine months of 1999 were $337.5 million, an increase of 31.5% compared to the same period in 1998. The distribution of the Company's gross premiums written among its business segments was as follows:

                                                 Nine Month Periods
                                                 Ended September 30,
                                   ---------------------------------------------
                                       1999            1998            % Change
                                   -------------   ------------     ------------
Reinsurance Operations                 $104,041       $128,681          (19.1)%
Specialty Insurance Operations          233,420        127,854           82.6%
                                   -------------   ------------     ------------
          Total                        $337,461       $256,535           31.5%
                                   =============   ============     ============

         Net premiums written for the nine months ended September 30, 1999 increased 29.7% to $204.4 million compared to $157.6 million for the same period in 1998. The increase in both gross and net premiums written principally reflects the Company's underwriting participation on syndicates managed by CMA, which contributed $124.0 million and $86.2 million of premiums on a gross and net basis, respectively, in the first nine months of 1999 compared to $40.5 million and $36.3 million of gross and net premiums, respectively, in the first nine months of 1998. In addition, gross written premiums emanating from the Controlled Source Insurance segment increased 25.3% to $109.4 million for the nine months ended September 1999 compared to $87.3 million for the same period in 1998. Net premiums earned for the nine months ended September 30, 1999 were $209.1 million, an increase of 24.1% compared to $168.5 million for the same period in 1998.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $160.3 million for the nine months ended September 30, 1999, a 57.3% increase compared to $101.9 million for the comparable period in 1998. Net losses and LAE expressed as a percentage of net premiums earned (the loss and LAE ratio) was 76.6% for the nine months ended September 30, 1999 compared to 60.5% recorded for the same period in 1998.

         The increase in loss and LAE and the loss and LAE ratio for the nine months ended September 30, 1999 is principally attributable to the recognition of adverse loss development in the first and third quarters of 1999 in respect of automobile insurance and extended warranty reinsurance previously written through Lloyd's syndicates managed by CMA. CMA sold the Lloyd's syndicate which wrote the automobile insurance in October of 1998 and the Lloyd's syndicates which wrote the extended warranty business in November of 1999. Additionally, Chartwell Reinsurance Company recorded net reserve charges of $15.0 million during the third quarter of 1999, reflecting a deterioration in market conditions since 1997.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and agents and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $62.4 million for the nine months ended September 30, 1999 compared to $45.5 million for the same period in 1998. Policy acquisition costs expressed as a percentage of net premiums earned (the acquisition expense ratio) increased to 29.8% from 27.0% in the first nine months of 1998.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $21.7 million for the nine months ended September 30, 1999 compared to $15.5 million for the same period in 1998. The increase principally reflects an increased share of expenses related to the Company's underwriting participation on syndicates managed by CMA. Other expenses expressed as a percentage of net premiums earned increased to 10.4% for the nine months ended September 30, 1999 compared to 9.2% for the same period in 1998 resulting primarily from the reduced level of premium volume related to the Company's reinsurance operations without a reduction in related fixed costs.

         Net Underwriting Results. For the nine months ended September 30, 1999 the Company's net underwriting result (net premiums earned minus losses, LAE and underwriting expenses) decreased to a net loss of $35.2 million compared to a net gain of $5.5 million for the same period in 1998. The deterioration in the underwriting result is principally attributable to the adverse development in the first and third quarters on business written through CMA's managed syndicates as well as the reserve strengthening in the third quarter of 1999 as mentioned above. The combined ratio for the nine months ended September 30, 1999 computed in accordance with generally accepted accounting principles increased to 116.8% compared to 96.7% for the same period in 1998.

Service Operations
         Revenue from service operations decreased to $9.5 million for the nine months ended September 30, 1999 compared to $14.1 million for the same period in 1998, principally reflecting a reduction in profit commissions and equity in the earnings of investee companies, in each case associated with CMA's syndicates.

Corporate
         Interest and Amortization. Interest and amortization expenses were $9.5 million for the nine months ended September 30, 1999 compared to $8.2 million for the same period in 1998. The increase was due principally to amortization of goodwill related to recent acquisitions of Lloyd's corporate capital vehicles.

Consolidated
         Net Investment Income and Net Realized Capital Gains. Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains, for the nine months ended September 30, 1999 was $23.4 million compared to $25.7 million for the same period in 1998. The carrying value of the Company's invested assets and cash decreased to $822.9 million at September 30, 1999 from $876.2 million at December 31, 1998 primarily due to the increase in interest rates during the period. The average annual tax equivalent yield on invested assets after investment expenses decreased to 5.93% for the nine months ended September 30, 1999 compared to 6.30% for the same period in 1998.

         The Company realized net capital losses of $833,000 for the nine months ended September 30, 1999 compared to net capital gains of $259,000 for the nine months ended September 30, 1998.

         Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest decreased to a loss of $15.7 million for the nine months ended September 30, 1999 compared to income of $34.6 million for the same period in 1998. The decrease resulted primarily from the decline in net underwriting results and the reduction in income from service operations in the first and third quarters of 1999, each as discussed above.

         Income Tax Expense. The provision for Federal income taxes for the nine months ended September 30, 1999 decreased to a benefit of $0.7 million compared with a tax expense of $10.6 million for the same period in 1998. The effective tax rate was 4.6% and 30.7% for the nine months ended September 30, 1999 and 1998, respectively. For both periods, the effective rate is below the statutory rate of 35% due to the benefit of investments in tax-advantaged securities, offset in part by goodwill amortization and by a valuation allowance to reduce the deferred tax asset in accordance with the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"). The valuation allowance of $6.1 million is necessary because sufficient uncertainty exists regarding the realizability of certain foreign net operating losses generated through September 30, 1999. The Company will periodically review the adequacy of the valuation  allowance  and  will  recognize  benefits  only  as the  reassessment indicates that it is "more likely than not" that these benefits will be realized. Realization of the related tax benefit will depend upon the recognition of future earnings from foreign operations or a change in circumstances that cause the recognition of these benefits to become "more likely than not."

         Net Income. The Company realized a net loss of $12.8 million for the nine months ended September 30, 1999 compared with a net profit of $25.0 million for the same period in 1998 because of the factors discussed above.

Results of Operations - Three Months Ended September 30, 1999 Compared With Three Months Ended September 30, 1998:

         Revenues: Total revenues for the three months ended September 30, 1999 decreased 26.8% to $55.9 million, compared to $76.4 million for the comparable period in 1998.

         The accompanying table summarizes gross and net premiums written and total revenues for the periods indicated:

                                                       Three Month Periods
                                                        Ended September 30,
                                              ----------------------------------
                                                   1999                  1998
                                              --------------        ------------
                                                         (in thousands)

Gross premiums written                            $88,841               $87,870
                                              ==============        ============
Net premiums written                              $43,373               $56,112
                                              ==============        ============
Premiums earned                                   $47,118               $59,333
Net investment income                               6,397                12,177
Net realized capital gains (losses)                  (503)                  199
Service and other revenue                           3,919                 4,259
Equity in net earnings of investees                (1,063)                  403
                                              --------------        ------------
Total Revenues                                    $55,868               $76,371
                                              ==============        ============

Underwriting Operations
         Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written for the third quarter of 1999 were $88.8 million, an increase of 1.1% compared to the same period in 1998. The distribution of the Company's gross premiums written among its business segments was as follows:

                                                    Three Month Periods
                                                     Ended September 30,
                                    --------------------------------------------
                                       1999              1998         % Change
                                    ------------   -------------    ------------
Reinsurance Operations                $26,096           $44,051         (40.8)%
Specialty Insurance Operations         62,745            43,819          43.2%
                                    ------------   -------------    ------------
          Total                       $88,841           $87,870           1.1%
                                    ============   =============    ============

         Net premiums written for the three months ended September 30, 1999 decreased 22.7% to $43.4 million compared to $56.1 million for the same period in 1998. The decrease in net premiums written principally reflects the Company's underwriting participation on syndicates managed by CMA, which contributed $25.6 million and $7.5 million of premiums on a gross and net basis, respectively, in the third quarter of 1999 compared to $17.8 million and $15.9 million of gross and net premiums, respectively, in the third quarter of 1998. In addition, gross premiums emanating from the Controlled Source Insurance segment increased 42.7% to $37.1 million for the three months ended September 30, 1999 compared to $26.0 million for the same period in 1998. Net premiums earned for the three months ended September 30, 1999 were $47.1 million, a decrease of 20.6% compared to $59.3 million for the same period in 1998.

         Loss and Loss Adjustment Expenses. The Company's principal expense, loss and loss adjustment expenses ("LAE") related to the settlement of claims, was $51.0 million for the three months ended September 30, 1999, a 41.3% increase compared to $36.1 million for the comparable period in 1998. Net losses and LAE expressed as a percentage of net premiums earned (the loss and LAE ratio) was 108.2% for the three months ended September 30, 1999 compared to 60.9% recorded for the same period in 1998.

         The increase in loss and LAE and the loss and LAE ratio for the three months ended September 30, 1999 is principally attributable to the recognition of adverse loss development in respect of automobile insurance and extended warranty reinsurance previously written through Lloyd's syndicates managed by CMA. CMA sold the Lloyd's syndicate which wrote the automobile insurance in October of 1998 and the Lloyd's syndicates which wrote the extended warranty business in November of 1999. Additionally, Chartwell Reinsurance Company recorded net reserve charges of $15.0 million during the third quarter of 1999, reflecting a deterioration in market conditions since 1997.

         Policy Acquisition Costs. Policy acquisition costs, consisting primarily of commissions paid to ceding companies and agents and brokerage fees paid to intermediaries, less commissions received on business ceded to other reinsurers, were $16.9 million for the three months ended September 30, 1999 compared to $15.9 million for the same period in 1998. Policy acquisition costs expressed as a percentage of net premiums earned (the acquisition expense ratio) increased to 36.0% from 26.9% in the third quarter of 1998.

         Other Expenses. Other expenses related to underwriting operations, which include underwriting and administrative expenses, were $7.4 million for the three months ended September 30, 1999 compared to $5.2 million for the same period in 1998. The increase principally reflects an increased share of expenses related to the Company's underwriting participation on syndicates managed by CMA. Other expenses expressed as a percentage of net premiums earned increased to 15.8% for the three months ended September 30, 1999 compared to 8.8% for the same period in 1998.

          Net Underwriting Results. For the three months ended September 30, 1999 the Company's net underwriting result (net premiums earned minus losses, LAE and underwriting expenses) decreased to a net loss of $28.3 million compared to a net gain of $2.0 million for the same period in 1998. The combined ratio for the three months ended September 30, 1999 computed in accordance with generally accepted accounting principles increased to 160.0% compared to 96.6% for the same period in 1998.

Service Operations
         Revenue from service operations decreased to $3.1 million for the three months ended September 30, 1999 compared to $5.0 million for the same period in 1998, principally reflecting a reduction in profit commissions and equity in the earnings of investee companies, in each case associated with CMA's syndicates.

Corporate
         Interest and Amortization. Interest and amortization expenses were $3.6 million for the three months ended September 30, 1999 compared to $2.9 million for the same period in 1998. The increase was due principally to amortization of goodwill related to recent acquisitions of Lloyd's corporate capital vehicles.

Consolidated
         Net Investment Income and Net Realized Capital Gains. Consolidated after-tax net investment income, exclusive of realized and unrealized capital gains, for the three months ended September 30, 1999 was $4.9 million, compared to $8.7 million for the same period in 1998. The decrease resulted from revisions in estimated investment income from investments held by managed syndicates. The average annual tax equivalent yield on invested assets after investment expenses decreased to 5.94% for the third quarter of 1999 compared to 6.26% for the same period in 1998.

         The Company realized net capital losses of $503,000 for the quarter ended September 30, 1999 compared to net capital gains of $199,000 for the three months ended September 30, 1998.

         Income Before Income Taxes and Minority Interest. Income before income taxes and minority interest decreased to a loss of $27.7 million for the three months ended September 30, 1999 compared to income of $11.9 million for the same period in 1998. The decrease resulted from the decrease in net underwriting results, the reduction in income from service operations and the increase in amortization expense, each as discussed above.

         Income Tax Expense. The provision for Federal income taxes for the three months ended September 30, 1999 decreased to a benefit of $4.5 million compared to a tax expense of $3.7 million for the same period in 1998. The effective tax rate was 16.3% and 31.3% for the three months ended September 30, 1999 and 1998, respectively. For both periods, the effective rate is below the statutory rate of 35% due to the benefit of investments in tax-advantaged securities, offset in part by goodwill amortization and by a valuation allowance to reduce the deferred tax asset in accordance with the provisions of SFAS
109. The valuation allowance of $6.1 million is necessary because sufficient uncertainty exists regarding the realizability of certain foreign net operating losses generated through September 30, 1999. The Company will periodically review the adequacy of the valuation allowance and will recognize benefits only as the reassessment indicates that it is "more likely than not" that these benefits will be realized. Realization of the related tax benefit will depend upon the recognition of future earnings from foreign operations or a change in circumstances that cause the recognition of these benefits to become "more likely than not."

         Net Income. The Company realized a net loss of $21.4 million for the three months ended September 30, 1999 compared with a net profit of $8.4 million for the same period in 1998 period because of the factors discussed above.

Liquidity and Capital Resources
         As a holding company, the Company's assets consist primarily of the stock of its direct and indirect subsidiaries. The Company's cash flow, therefore, depends largely on dividends and other statutorily permissible payments from its operating subsidiaries whose principal sources of funds consist of net premiums, reinsurance recoveries, investment income and proceeds from sales and redemptions of investments. Funds are applied primarily to payments of claims, operating expenses and income taxes and to the purchase of investments, largely fixed income securities. Cash and short-term investments are maintained for the payment of claims and expenses. On February 24, 1999, May 26, 1999 and August 26, 1999 Chartwell Reinsurance paid a $5.5 million, a $3.0 million and a $10.0 million dividend, respectively, to the Company. On September 15, 1999, Chartwell Reinsurance's Board of Directors declared a dividend of $11.8 million payable to the Company on September 28, 1999. None of the dividends were "extraordinary dividends" under Minnesota law and only a de minimus amount remains available under Minnesota law for the payment of dividends by Chartwell Reinsurance without regulatory approval in 1999.

         Cash flow from operations for the first nine months of 1999 was ($14.4) million compared to ($4.1) million for the nine months ended September 30, 1998.
         Sales of available for sale investments were $74.9 million and $130.6 million for the nine months ended September 30, 1999 and 1998, respectively. There was no unusual trading activity in either period.
         The Company's investment portfolio consists primarily of investment-grade fixed maturity debt securities. At September 30, 1999, approximately 90.0% of the Company's bond portfolio was rated A or better ("A-1" for commercial paper) by Moody's Investors Service. While uncertainties exist regarding interest rates and inflation, the Company attempts to minimize such risks and exposures by balancing the duration of assets in its investment portfolio with the duration of insurance and reinsurance liabilities. The current market value of the Company's fixed maturity investments is not necessarily indicative of their future valuation. The Company does not have any investments in real estate or high-yield bonds and does not have any non-income producing fixed income investments. The Company's fixed income securities portfolio at September 30, 1999 was comprised primarily of U.S. Treasury and government agency, mortgage pass-through securities and corporate and municipal bonds.
         Stockholders' equity decreased approximately 10.3% to $276.1 million at September 30, 1999 from $307.9 million at December 31, 1998.
         The Company's outstanding long-term debt as of September 30, 1999 consists of Senior Notes due 2004, Loan Notes due June 2002 and credit facilities agented by First Union National Bank ("First Union"). As of September 30, 1999, the Company's Loan Notes due June 2002 constituted approximately $5.6 million (denominated in pounds sterling) of indebtedness and the Company had outstanding $43.4 million of indebtedness under the credit facilities with First Union. The Company's ratio of long-term debt to total capitalization at September 30, 1999 was 26.4%, compared to 26.1% at December 31, 1998.

Year 2000 Compliance
         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment, software and devices with imbedded technology that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. The consequences to the Company of such failures could include business interruption, lost revenue or illiquidity. The magnitude of the financial impact of such potential failures on the Company is not known at this time.
         The Company believes that it has identified all significant computer hardware and software applications and devices with imbedded time sensitive technology that are employed by the Company in its operations that will require modification to ensure Year 2000 Compliance. The Company is using both internal and external resources to test all significant computer systems and applications and to make the modifications necessary for Year 2000 Compliance. The testing and modification process, which is proceeding on schedule, was fully completed on September 30, 1999. The testing and modification process has not materially interfered with the Company's Information Technology operations or the operations of the Company.

         In addition, the Company has contacted all of its significant business partners and service vendors to determine their Year 2000 Compliance readiness, as well as the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will become Year 2000 compliant in a timely manner, or that the failure by a third party to become Year 2000 compliant would not have a material adverse effect on the Company.
         The Company has revised its existing disaster recovery contingency plans to address issues specific to the Year 2000 problem. Such plans are intended to enable the Company to continue to operate by performing certain processes manually, changing vendors and repairing or replacing existing systems, where feasible.
         The total cost to the Company to test and modify all systems to be Year 2000 compliant has not been, and is not expected to be, material to its financial position or results of operations in any given year. To date, the Company has budgeted $50,000 to accomplish its Year 2000 testing and remediation goals and approximately 75% of the amount budgeted has been expended. Expenditures to fund Year 2000 testing and modification have to date and will continue to be funded from operating cash flows.
         The anticipated completion dates for Year 2000 compliance and the Company's contingency plans and the cost estimates for the completion of the Company's Year 2000 compliance program are based on management's best estimates utilizing current data regarding available resources, coordination with third parties and other relevant factors and information about systems conversion. However, there can be no assurance that these estimates will be achieved, and actual results could differ from the current plan.
         In addition, the Company may also have material exposure in its property and casualty operations to claims related to the Year 2000 issue. It is not yet possible to determine whether such claims might be made against insurance or reinsurance contracts in which the Company participates or if such claims will be held to have merit.
         Readers are cautioned that forward-looking statements contained in this description of the Company's treatment of the Year 2000 issue should be read in conjunction with the Company's disclosures under the heading "Cautionary Note Regarding Forward-Looking Statements" below.

Cautionary Note Regarding Forward-Looking Statements
         This Quarterly Report on Form 10-Q contains statements that may be considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
         Such statements may include, without limitation, insofar as they may be considered to be forward-looking statements, certain statements in (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations - Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998" and "Three Months Ended September 30, 1999 Compared With Three Months Ended September 30, 1998" concerning (A) certain relationships among gross premiums written, net premiums written and net premiums earned and (B) the development of reserves in respect of all or a portion of the Company's insurance and reinsurance business; (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" concerning the potential effects of certain events on the Company's indebtedness and portfolios of fixed income and equity instruments, foreign currency exposure, derivatives positions and certain other types of instruments; (iii) "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance" concerning the costs and effects of Year 2000 compliance; (iv) such other statements contained in this Quarterly Report that may be considered to be forward-looking statements; and (v) variations of the foregoing statements wherever they appear in this Quarterly Report.

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


                                   CHARTWELL RE HOLDINGS CORPORATION
                                              (Registrant)



                                    /s/ Alan L. Hunte
                                    -------------------------------
                                    Alan L. Hunte
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)




Dated: November 11, 1999